Form 10-K405
EDAC TECHNOLOGIES CORP
filed 1995-03-30
CIK 772572

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
         For the fiscal year ended December 31, 1994.

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the transition period from___________to____________.

                    Commission file number  0-14275
                    -------------------------------

                       Edac Technologies Corporation
                       -----------------------------
          (Exact name of registrant as specified in its charter)

                    Wisconsin                             39-1515599
          ------------------------------             ---------------
         (State or other jurisdiction of            (I.R.S. Employer
                 incorporation or                   Identification No.)
                   organization)

1790 New Britain Avenue, Farmington, Connecticut        06032
-------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (203)-677-2603

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
                 Title of each class            on which registered

                        N/A                             N/A
                 -------------------            --------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0025 par value
                 -----------------------------------------------
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---   ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 23, 1995, 3,595,539 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $1-1/16 closing bid on that date in the over-the-counter market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $2,078,181.


                    DOCUMENTS INCORPORATED BY REFERENCE

                                                     Part of Form 10-K
                                                   Into Which Portions of
     DOCUMENT                                    Document are Incorporated
     --------                                    -------------------------
Annual Report to Shareholders for the
  fiscal year ended December 31, 1994                     Part II

Information Statement relating to
  1995 Annual Meeting of Shareholders                     Part III

                                    PART I
ITEM 1.   BUSINESS.
          ---------

General
-------

    Edac Technologies Corporation ("Edac") was formed in 1985 for the purpose of acquiring Gros-Ite Industries, Incorporated (which had three operating divisions: Time Engineering, Gros-Ite and Spectrum). In the past six years Edac has sold the assets of its other operations and now operates only the Gros-Ite division ("Gros-Ite").

Products
--------

    Edac currently offers design and manufacturing services for the aerospace industry in areas such as special tooling, equipment and gauges, and components used in the manufacture, assembly and inspec-tion of jet engines. Edac also offers design and manufacturing services for the medical instruments industry in such areas as components used in the manufacture of medical instruments and special tooling. Edac also designs and manufactures specialized machines for a variety of other applications.

    Edac maintains manufacturing facilities with computerized numerically controlled machining centers, and grinding, welding, and sheet metal fabrication, painting and assembly capabilities. Items manufactured by Edac include precision rings, and other components for jet engines, components for medical instruments, as well as industrial spindles, environmental test chambers and specialized machinery designed by Edac or others and other assemblies requiring close tolerances.

Patents and Trademarks
----------------------

    Edac currently holds no patents or registered trademarks, tradenames or similiar intellectual property. The Company believes that the nature of its business presently does not require the development of patentable products or registered tradenames or trademarks to maintain market growth.

Marketing and Competition
-------------------------

    Edac has numerous competitors both in design and manufacturing. Many of the independent design firms with which it competes are smaller than Edac and do not provide the variety of services that Edac provides. Edac also competes with its customers' in-house design and technical services capabilities. Edac believes that it is able to compete effectively with independent design firms and in-house design staffs because of its experience and the timeliness and competitive pricing of its services.

    Many firms also compete with Edac's manufacturing operations. However, Edac believes that it will be able to compete effectively with these firms on price, ability to meet customer deadlines and the stringent quality control standards it employs. Edac also believes that its integration of design and manufacturing capabilities offers a competitive advantage.

    Edac's manufactured products are sold primarily through individual purchase orders on a quotation or bid basis. Its sales personnel and management maintain contacts with purchasing sources to keep informed as to manufacturing projects available for quotation. Edac occasionally enters into annual manufacturing contracts on specific components.

    For its fiscal year ended December 31, 1994, approximately 69% of Edac's net sales were derived from sales to United Technologies Corporation.

    Approximately 70% of Edac's design business is done on a time and material basis based on hourly rates established annually. Most of Edac's manufacturing is done on a firm quotation basis. Less than 10% of Edac's net sales are attributed to government contracts subject to termination or renegotiation at the option of the U.S. Government.
United Technologies Corporation annually negotiates hourly billing rates for design work and is free to audit costs actually charged.

Backlog
-------

    Edac's backlog as of December 31, 1994, was approximately $24,487,000 compared to $20,860,000 as of December 31, 1993. Backlog consists of accepted purchase orders that are cancellable by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as two or three years. Edac presently expects to complete approximately $15,900,000 of its December 31, 1994 backlog within the next 12 months.

Employees
---------

    As of March 19, 1995 Edac had approximately 152 employees.

ITEM 2. PROPERTIES.
        ------------

                              Square      Owned or      Principal
Address                        Feet        Leased       Activity
-------                       ------      --------      ---------
1790 New Britain Ave.           47,000    Owned      Manufacturing
Farmington, Ct. 06032                      (1)       Design engineering
                                                     services


1798 New Britain Ave.           20,800    Owned      Design and manu-
Farmington, Ct. 06032                      (1)       facture of spindles
                                                     and specialized
                                                     machines

1838 New Britain Ave.           10,000    Leased     Design and manu-
Farmington, Ct. 06032                                facture of environ-
                                                     mental test equip-
                                                     ment


    The Company anticipates adding 20,000 additional square feet in 1995. (See Management's Discussion and Analysis).

(1) Property subject to mortgage securing certain corporate indebtedness.


ITEM 3.   LEGAL PROCEEDINGS.
          ------------------

    None

ITEM 4.   SUBMISSION TO A VOTE OF SECURITY HOLDERS.
          -----------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1994.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          -------------------------------------------------
          STOCKHOLDERS MATTERS.
          ---------------------

    Information in response to this item is incorporated herein by reference to "Market Information" on page 3 of the Registrant's 1994 Annual Report to Shareholders

ITEM 6.   SELECTED FINANCIAL DATA.
          ------------------------

    Information in response to this item is incorporated herein by reference to "Selected Financial Information" on page 3 of the Registrant's 1994 Annual Report to Shareholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS.
          --------------------------

    Information in response to this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 4 through 7 of the Registrant's 1994 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

    Information in response to this item is incorporated herein by reference to pages 8 through 20 of the Registrant's 1994 Annual Report to Shareholders.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE.
          ------------------------------------

    None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
           ---------------------------------------------------

    Information in response to this item is incorporated herein by reference to "Election of Directors" in the Registrant's definitive
Information Statement for its 1995 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1994.

ITEM 11.   EXECUTIVE COMPENSATION.
           -----------------------

    Information in response to this item is incorporated herein by reference to "Executive Compensation" in the 1995 Information Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           ---------------------------------------------------
           MANAGEMENT.
           -----------

    Information in response to this item is incorporated herein by reference to "Principal Security Holders and Security Holdings of
Management" in the 1995 Information Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           -----------------------------------------------

    Information in response to this item is incorporated herein by reference to "Certain Transactions" in the 1995 Information Statement.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           -------------------------------------------------------
           FORM 8-K.
           ---------


    (a)    Documents filed:
           ---------------

           1.  Financial Statements.

               The financial statements required to be filed by Item 8 hereof have been incorporated by reference to the Registrant's 1994 Annual Report to Shareholders and consist of the following:

                 Report of Independent Public Acountants

                 Consolidated Statements of Operations--Years ended December 31, 1994, 1993 and 1992

                 Consolidated Balance Sheets--December 31, 1994 and
                 1993.

                 Consolidated Statements of Changes in Shareholders' Equity--Years ended December 31, 1994, 1993 and 1992.

                 Consolidated Statements of Cash Flows--Years ended December 31, 1994, 1993 and 1992.

                 Notes to Consolidated Financial Statements.

           2.  Financial statement schedules.
               -----------------------------

               The following financial statement schedule of Edac is included in Item 14(d) hereof:

               Report of Independent Public Accountants on Schedule

               Schedule II:    Valuation and qualifying accounts


    All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (b)  Reports on Form 8-K
         -------------------

         None.

    (c)  Exhibits:
         --------

         See Exhibit Index included as the last part of this Report, which Index is incorporated herein by this reference.


    (d)  Financial Statements and Schedules
         ----------------------------------

         Refer to Item 14a above for listing of financial statements and schedules.

                       LETTERHEAD OF ARTHUR ANDERSEN LLP



              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
              ----------------------------------------------------



To the Shareholders and Board of Directors of

       Edac Technologies Corporation:


We have audited in accordance with generally accepted auditing standards, the financial statements included in Edac Technologies Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 3, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule presented on page 9 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP



Hartford, Connecticut
March 3, 1995

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                EDAC TECHNOLOGIES CORPORATION AND SUBSIDIARIES


 ----------------------------------------------------------------------------------------------------------------
      COL. A                        COL. B                       COL. C                  COL. D          COL. E
------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
------------------------------------------------------------------------------------------------------------------
      DESCRIPTION                  Balance               Charged          Charged to                     Balance
                                 at Beginning           to Costs        Other Accounts   Deductions       at End
                                  of Period           and Expenses         Describe       Describe       of Period
------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994:
Reserves and allowances deducted
from asset accounts:
Allowance for
doubtful accounts:                $40,000             $5,050               0         $5,050(1)           $40,000

YEAR ENDED DECEMBER 31, 1993:
Reserves and allowances deducted
from asset accounts:
Allowance for
doubtful accounts:                $40,000                  0               0              0              $40,000

YEAR ENDED DECEMBER 31, 1992:
Reserves and allowances deducted
from asset accounts:
Allowance for
doubtful accounts:                $40,000             $6,038               0         $6,038(1)           $40,000

(1) Represents write-off of specific accounts receivable.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EDAC TECHNOLOGIES CORPORATION


                                            BY   /s/ Robert T. Whitty    .
                                              ----------------------------
                                                     Robert T. Whitty,
                                                 Chief Executive Officer


                                            BY  /s/ Glenn L. Purple      .
                                                --------------------------
                                                    Glenn L. Purple
                                                Vice President-Finance
                                               (Principal Financial and
                                                   Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signatures                Title                  Date
/s/ Robert P. Luzzi    .            Chairman               March 27, 1995
-----------------------
    Robert P. Luzzi


/s/ Francis Moskey     .            President, Chief       March 27, 1995
 -----------------------            Operating Officer
    Francis Moskey                  and Director


/s/ Gerald C. Smith    .            Executive Vice         March 27, 1995
 -----------------------            President and
    Gerald C. Smith                 Director


/s/ Stephen G.W. Walk  .            Director               March 27, 1995
 -----------------------
    Stephen G.W. Walk

                                 EXHIBIT INDEX

 Exhibit                                             Sequential
 Number                                              Page Number
 -------                                             -----------
  3.1        Edac's Amended and Restated                  (1)
             Articles of incorporation

  3.2        Edac's By-Laws                               (1)

 10.1        Consulting Agreement between                 (1)
             Gros-Ite and William Giannone

 10.2        Gros-Ite division Pension Plan               (1)

 10.3        Gros-Ite division Self-Insured               (1)
             Medical Reimbursement Plan

 10.4        Edac Technologies Corporation                (2)
             Employee Stock Ownership Trust,
             effective May 1, 1989

 10.5        Amended Employment Agreement dated           (2)
             May 12, 1989 between Edac and
             Robert P. Luzzi

 10.6        $700,000 Limited Recourse Term               (2)
             Promissory Note dated May 12, 1989
             between the Plan and CNB

 10.7        Guaranty dated May 12, 1989 from             (2)
             Edac to CNB

 10.8        Edac Technologies Corporation                (3)
             1991 Stock Option Plan

 10.9        $4,000,000 Term Promissory Note              (5)
             dated March 22, 1993 between
             Edac and Shawmut

 10.10       Employment Agreement dated                   (5)
             January 1,1994 between Edac and
             Robert Whitty

 10.11       Stock Option Agreement dated                 (5)
             January 1,1994 between Edac and
             Robert Whitty

 10.12       Fifth Amended and Restated Revolving
             Loan, Term Loan, Equipment Loan
             and Security Agreement dated February
             28, 1995 between Edac and Shawmut

 10.13       $7,000,000 Revolving Promissory
             Note dated February 28, 1995 between
             Edac and Shawmut

 10.14       $500,000 Equipment Promissory
             Note II dated February 28, 1995
             between Edac and Shawmut Bank

 10.15       Sixth Open-End Mortgage Modifica-
             tion Agreement between Edac and
             Shawmut dated February 28, 1995
             regarding property located at 1790
             New Britain Avenue, Farmington, CT

 10.16       Amendment dated December 19, 1994 to
             Employment Agreement dated
             October 1, 1990 between Edac and
             Robert P. Luzzi

 11.1        Statement regarding computation of
             earnings per share

 13.1        The Registrant's 1994 Annual Report
             to Shareholders


 (1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission File No. 2-99491, as amended.

 (2) Exhibit incorporated by reference to the Company's Annual
     Report on Form 10-K for the year ended December 31, 1989.

 (3) Exhibit incorporated by reference to the Company's Annual
     Report on Form 10-K for the year ended December 31, 1991.

 (4) Exhibit incorporated by reference to the Company's Annual
     Report on Form 10-K for the year ended December 31, 1992.

 (5) Exhibit incorporated by reference to the Company's Annual
     Report on Form 10-K for the year ended December 31, 1993.