Form 10-Q
period 1995-03-31
EDAC TECHNOLOGIES CORP
filed 1995-05-15
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ______________

                                   FROM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995
                               --------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period _____________ to _______________


                        Commission file number:  0-14275
                                                 -------

                         Edac Technologies Corporation
                         -----------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                    39-1515599
          ---------                                    ----------
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                         Identification No.)

                1790 New Britain Avenue, Farmington, CT   06032
                -----------------------------------------------
                    (Address of principal executive offices)

                                 (203) 677-2603
                                 --------------
              (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities' Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ----      ----

APPLICABLE ONLY TO CORPORATE ISSUERS:

               On May 11, 1995 there were outstanding 3,603,873 shares of the Registrant's Common Stock, $0.0025 par value per share.

                         EDAC TECHNOLOGIES CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                       Three Months Ended
                                            March 31
                                   --------------------------
                                       1995          1994
                                   ------------  ------------
Sales                               $7,516,249    $7,241,826
Cost of sales                        6,587,913     6,197,654
                                    ----------    ----------
                                       928,336     1,044,172

Selling, general and
  administrative expenses              706,626       733,111
                                    ----------    ----------

INCOME FROM OPERATIONS                 221,710       311,061

Non-operating income
  (expense):
     Interest expense                 (121,244)     (105,950)
     Other                               8,824        (2,503)
                                    ----------    ----------
                                      (112,420)     (108,453)

INCOME BEFORE INCOME TAXES             109,290       202,608

Income tax expense                      10,504        68,962
                                    ----------    ----------

NET INCOME                          $   98,786    $  133,646
                                    ==========    ==========

Weighted average number of
  shares of common shares and
  equivalent shares outstanding      3,720,247     3,684,524


Net income per share                $     0.03    $     0.04
                                    ==========    ==========


The accompanying notes are an integral part of these financial statements.

                         PART 1  FINANCIAL INFORMATION
                          ITEM 1  FINANCIAL STATEMENTS


                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          March 31      December 31
                                            1995           1994
                                         (Unaudited)      (Note)
                                        -------------  -------------
ASSETS
- ------

CURRENT ASSETS:
  Cash                                   $   149,730    $    86,260
  Trade accounts receivable                2,548,329      1,487,150
  Inventories:
   Finished goods                          1,047,165      1,114,575
   Work in process and raw materials       8,204,684      8,709,074

  Deferred income taxes                      671,000        671,000
  Prepaid expenses and other                  98,419        102,317
                                         -----------    -----------
           TOTAL CURRENT ASSETS           12,719,327     12,170,376


PROPERTY, PLANT, AND EQUIPMENT            10,742,051     10,076,780
 less-accumulated depreciation             6,458,443      6,306,302
                                         -----------    -----------
                                           4,283,608      3,770,478

OTHER ASSETS                                 187,205        384,946
                                         -----------    -----------

                                         $17,190,140    $16,325,800
                                         ===========    ===========



Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                              March 31    December 31
                                                1995          1994
                                            (Unaudited)      (Note)
                                            ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Revolving line of credit                  $ 1,663,031   $ 1,595,367
  Current portion of long-term debt             247,861       245,383
  Trade accounts payable                      2,941,593     2,083,701
  Employee compensation and
     amounts withheld                           683,374       638,068
  Accrued expenses                              805,650       760,533
                                            -----------   -----------

     TOTAL CURRENT LIABILITIES                6,341,509     5,323,052

LONG-TERM DEBT,
  less current portion                        3,760,482     3,824,061

OTHER LIABILITIES                                88,072       296,840

DEFERRED INCOME TAXES                           710,000       710,000

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--3,595,539
    in 1995 and in 1994                           8,989         8,989
  Additional paid-in-capital                  8,560,672     8,560,672
  Accumulated deficit                        (1,816,430)   (1,915,216)
                                            -----------   -----------
                                              6,753,231     6,654,445

  Less guaranty of Employee Stock
    Ownership Plan debt                        (330,556)     (350,000)
  Less unfunded accrued
    pension costs                              (132,598)     (132,598)
                                            -----------   -----------
                                              6,290,077     6,171,847
                                            -----------   -----------

                                            $17,190,140   $16,325,800
                                            ===========   ===========

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                Three Months Ended
                                     March 31
                             -------------------------
                                 1995         1994
                             ------------  -----------
Operating Activities:
  Net income                   $  98,786    $ 133,646
  Depreciation and
   amortization                  270,695      242,996
  Changes in working
   capital items                 254,066     (201,444)
  Other                           (5,800)       3,858
                               ---------    ---------
    Net cash provided by
     operating activities        617,747      179,056

Investing Activities:
  Additions to property,
   plant and equipment          (856,736)     (47,594)
  Proceeds from sales of
   property plant and
   equipment                      98,155        9,000
  Other                          197,741      (19,749)
                               ---------    ---------
    Net cash used in
     investing activities       (560,840)     (58,343)


Financing Activities:
  Increase (decrease) in
   revolving line of credit       67,664      (33,318)
  Payments of long term
   debt                          (61,101)     (69,393)
                               ---------    ---------
    Net cash used in
     investing activities          6,563     (102,711)

Increase in cash                  63,470       18,002
Cash at the beginning of
 year                             86,260      111,754
                               ---------    ---------

Cash at end of period          $ 149,730    $ 129,756
                               =========    =========

The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------


Sales. The Company's sales in the first quarter of 1995 decreased $274,000 or
- ------
3.8% compared to the first quarter of 1994. This decrease is due mainly to the loss of the Company's principal medical customer in 1994.


Cost of Sales. Cost of sales as a percentage of sales increased by 2.0% of sales
- --------------
compared to the first quarter of 1994. This is due to increased direct costs as a percentage of sales and increased payroll taxes and repair costs.


Selling, General & Administrative. Selling, general and administrative costs
- ----------------------------------
decreased from $733,000 to $707,000 or 3.6% for the first quarter of 1995 compared to the first quarter of 1994. This is due to decreased compensation expense and reduced pension expense compared to the first quarter of 1994.


Interest. Interest expense for the quarter ended March 31, 1995 was $121,000 an
- ---------
increase of $15,000 from the corresponding quarter of 1994. This reflects increasing interest rates on the Company's revolving line of credit.


Liquidity and Capital Expenditures. The Company has proceeded with its planned
- -----------------------------------
capital expenditures for 1995 (Reference the Company's 1994 Annual Report). The Company has financed its capital additions by taking advances on its equipment lines of credit and with funds generated by operations. Although classified as current liabilities, both equipment lines are payable in 60 equal monthly payments, one commencing February 1, 1995 and the other commencing February 1, 1996. (See Note C of the Company's 1994 Annual Report).


Management believes that the funds generated from operations and its credit facilities will be sufficient to meet the Company's cash requirements for 1995.

                          PART 11 -- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (11)  Statement re:  computation of earnings per share

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         EDAC TECHNOLOGIES CORPORATION


May 12, 1995                             By  /s/ Glenn L. Purple
                                           ----------------------------
                                    Glenn L. Purple, Chief Financial Officer
                                    and duly authorized officer

                                 EXHIBIT INDEX



                                                         Page Number
                                                         in Sequential
NUMBER         DESCRIPTION                               Numbering System
- ------         -----------                               ----------------

11             Statement Regarding Computation of
               Per Share Earnings