Form 10-Q
period 1995-06-30
EDAC TECHNOLOGIES CORP
filed 1995-08-11
CIK 772572

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ______________

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1995
                               -------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
- --------------------

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

                                 (203) 677-2603
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

     On August 10, 1995 there were outstanding 3,640,540 shares of the Registrant's Common Stock, $0.0025 par value per share.

                         EDAC TECHNOLOGIES CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                              Three Months Ended            Six Months Ended
                                    June 30                      June 30
                           ------------------------    --------------------------
                              1995          1994          1995           1994
                           ----------    ----------    -----------    -----------

Sales                      $6,142,455    $6,109,655    $13,658,704    $13,351,481
Cost of sales               5,499,330     5,239,085     12,087,243     11,436,739
                           ----------    ----------    -----------    -----------
                              643,125       870,570      1,571,461      1,914,742

Selling, general and
  administrative
  expenses                    552,350       656,151      1,258,976      1,389,262

INCOME FROM OPERATIONS         90,775       214,419        312,485        525,480

Non-operating income
  (expense):
      Interest expense       (134,280)     ( 95,581)      (255,524)      (201,531)
      Other                       105        16,852          8,929         14,349
                           ----------    ----------    -----------    -----------
                             (134,175)      (78,729)      (246,595)      (187,182)

INCOME (LOSS) BEFORE
INCOME TAXES                  (43,400)      135,690         65,890        338,298

Income tax expense
  (benefit)                    (5,604)       30,499          4,900         99,461
                           ----------    ----------    -----------    -----------

NET INCOME (LOSS)          $  (37,796)   $  105,191    $    60,990    $   238,837
                           ==========    ==========    ===========    ===========

Weighted average number
  of shares of common
  shares and equivalent
  shares outstanding        3,770,497     3,684,524      3,763,003      3,684,524

Net income per share       $    (0.01)   $     0.03    $      0.02    $      0.06
                           ==========    ==========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                         PART 1  FINANCIAL INFORMATION
                          ITEM 1  FINANCIAL STATEMENTS


                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                           June 30      December 31
                                            1995           1994
                                         (Unaudited)      (Note)
                                         -----------    -----------

ASSETS
- ------

CURRENT ASSETS:
  Cash                                   $    74,756    $    86,260
  Trade accounts receivable                2,807,880      1,487,150
  Inventories:
   Finished goods                            999,232      1,114,575
   Work in process and raw materials       9,379,966      8,709,074

  Deferred income taxes                      671,000        671,000
  Prepaid expenses and other                 104,632        102,317
                                         -----------    -----------
           TOTAL CURRENT ASSETS           14,037,466     12,170,376


PROPERTY, PLANT, AND EQUIPMENT            11,346,927     10,076,780
 less-accumulated depreciation             6,709,694      6,306,302
                                         -----------    -----------
                                           4,637,233      3,770,478

OTHER ASSETS                                 226,991        384,946
                                         -----------    -----------

                                         $18,901,690    $16,325,800
                                         ===========    ===========



Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                              June 30     December 31
                                                1995          1994
                                            (Unaudited)      (Note)
                                            -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Revolving line of credit                  $ 3,382,251   $ 1,595,367
  Current portion of long-term debt             251,207       245,383
  Trade accounts payable                      3,101,726     2,083,701
  Employee compensation and
      amounts withheld                          736,540       638,068
  Accrued expenses                              719,213       760,533
                                            -----------   -----------

      TOTAL CURRENT LIABILITIES               8,190,937     5,323,052

LONG-TERM DEBT,
  less current portion                        3,696,776     3,824,061

OTHER LIABILITIES                                12,564       296,840

DEFERRED INCOME TAXES                           710,000       710,000

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--3,630,540
    in 1995 and 3,595,539 in 1994                 9,076         8,989
  Additional paid-in-capital                  8,580,272     8,560,672
  Accumulated deficit                        (1,854,226)   (1,915,216)
                                            -----------   -----------
                                              6,735,122     6,654,445

  Less guaranty of Employee Stock
    Ownership Plan debt                        (311,111)     (350,000)
  Less unfunded accrued
    pension costs                              (132,598)     (132,598)
                                            -----------   -----------
                                              6,291,413     6,171,847
                                            -----------   -----------
                                            $18,901,690   $16,325,800
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

                         EDAC TECHNOLOGIES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              Six Months Ended
                                                   June 30
                                       ------------------------------
                                           1995               1994
                                       -----------         ----------

Operating Activities:
  Net income                           $    60,990         $  238,837
  Depreciation and amortization            541,391            485,990
  Changes in working capital items      (1,087,697)           507,951
  Other                                     (5,800)             3,858
                                       -----------         ----------
    Net cash provided by (used in)
     operating activities                 (491,116)         1,236,636

Investing Activities:
  Additions to property, plant
    and equipment                       (1,531,611)          (321,019)
  Proceeds from sales of property
    plant and equipment                    168,155
  Other                                    157,958            (10,748)
                                       -----------         ----------
    Net cash used in investing
     activities                         (1,205,498)          (331,767)


Financing Activities:
  Increase (decrease) in revolving
    line of credit                       1,786,884           (763,510)
  Payments of long term debt              (121,461)          (139,328)
  Proceeds from exercise of options
    for common stock                        19,687                 --
                                       -----------         ----------
  Net cash provided by (used in)
     investing activities                1,685,110           (902,838)

Increase (decrease) in cash                (11,504)             2,031
Cash at the beginning of year               86,260            111,754
                                       -----------         ----------

Cash at end of period                  $    74,756         $  113,785
                                       ===========         ==========



The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------

Sales.   The Company's sales increased $32,800 or 0.5% for the three months and
$307,223 or 2.2% for the six months ended June 30, 1995 compared to the comparable periods of 1994. The loss of our principal medical customer in 1994 reduced the medical sales by $992,000 for the six months ended June 30, 1995 compared to the comparable period in 1994. This reduction was offset by increased sales to aerospace customers.

Cost of Sales.   Cost of sales as a percent of total sales for the three and six month periods ended June 30, 1995 were 89.5% and 88.5% compared to 85.8% and 85.7% for the comparable three and six month periods ended June 30, 1994.
Higher costs of sales as a percentage of sales are due to pricing reductions and to significant training for the new graphics and computer aided design systems.

Selling, General & Administrative.   Selling, general and administrative costs
decreased by $103,801 or 15.8% for the three month period and by $130,286 or 9.4% for the six month period ended June 30, 1995 compared to the comparable periods in 1994. These decreases are due to reductions in compensation expense.

Interest.   Interest expense for the six months ended June 30, 1995 was
$255,524, an increase of $53,993 from the comparable period of 1994. This reflects an increase in the average borrowings and interest rates.

Liquidity and Capital Expenditures.   The Company has proceeded with its planned
capital expenditures for 1995 (Reference the Company's 1994 Annual Report). The Company has financed its equipment by taking advances on its equipment lines of credit and with funds generated by operations. Although classified as current liabilities, both equipment lines are payable in 60 equal monthly payments, one commencing February 1, 1995 and the other commencing February 1, 1996. The Company also is obtaining a permanent mortgage for the additional building currently under construction and due to be completed by October, 1995. (See Note C of the Company's 1994 Annual Report).

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


                                       EDAC TECHNOLOGIES CORPORATION


August 10, 1995                        By    /S/ Glenn L. Purple
                                         ---------------------------
                                         Glenn L. Purple,
                                         Chief Financial Officer and duly
                                         authorized officer

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