Form 10-Q
period 1995-09-30
EDAC TECHNOLOGIES CORP
filed 1995-11-13
CIK 772572

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ______________

                                   FROM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995
                                ---------------------

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

                                 (203) 677-2603
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities' Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

     On November 9, 1995 there were outstanding 3,650,540 shares of the Registrant's Common Stock, $0.0025 par value per share.

                         EDAC TECHNOLOGIES CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                     Three Months Ended                Nine Months Ended
                                        September 30                      September 30
                                   ------------------------         -------------------------
                                      1995         1994               1995          1994
                                   ----------   -----------         -----------   -----------
Sales                              $6,273,982    $4,704,033         $19,932,686   $18,055,514
Cost of sales                       5,554,174     4,031,297          17,641,417    15,468,036
                                   ----------    ----------         -----------   -----------
                                      719,808       672,736           2,291,269     2,587,478

Selling, general and
  and administrative
  expenses                            615,203       534,683           1,874,179     1,923,945

INCOME FROM OPERATIONS                104,605       138,053             417,090       663,533

Non-operating income
  (expense):
      Interest expense               (176,402)     (103,920)           (431,926)     (305,451)
      Other                            25,567        (1,794)             34,496        12,555
                                   ----------    ----------         -----------   -----------
                                     (150,835)     (105,714)           (397,430)     (292,896)

INCOME (LOSS) BEFORE
INCOME TAXES                          (46,230)       32,339              19,660       370,637

Income tax expense
  (benefit)                                 0         8,537               4,900       107,998
                                   ----------    ----------         -----------   -----------

NET INCOME (LOSS)                  $  (46,230)   $   23,802         $    14,760   $   262,639
                                   ==========    ==========         ===========   ===========

Weighted average number
  of shares of common
  shares and equivalent
  shares outstanding                3,787,023     3,670,106           3,780,145     3,674,075

Net income per share               $    (0.01)   $     0.01         $      0.00   $      0.07
                                   ==========    ==========         ===========   ===========



The accompanying notes are an integral part of these financial statements.

                         PART 1  FINANCIAL INFORMATION
                         ITEM 1  FINANCIAL STATEMENTS


                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                        September 30    December 31
                                            1995           1994
                                         (Unaudited)      (Note)
                                        -------------  -------------
ASSETS
------

CURRENT ASSETS:
  Cash                                   $   164,989    $    86,260
  Trade accounts receivable                2,932,840      1,487,150
  Inventories:
   Finished goods                            910,162      1,114,575
   Work in process and raw materials       9,468,515      8,709,074

  Deferred income taxes                      671,000        671,000
  Prepaid expenses and other                  99,631        102,317
                                         -----------    -----------
           TOTAL CURRENT ASSETS           14,247,137     12,170,376


PROPERTY, PLANT, AND EQUIPMENT            12,709,145     10,076,780
 less-accumulated depreciation             6,957,483      6,306,302
                                         -----------    -----------
                                           5,751,662      3,770,478

OTHER ASSETS                                 238,888        384,946
                                         -----------    -----------

                                         $20,237,687    $16,325,800
                                         ===========    ===========

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                            September 30   December 31
                                                1995           1994
                                             (Unaudited)      (Note)
                                            -------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Revolving line of credit                   $ 4,057,753   $ 1,595,367
  Current portion of long-term debt              324,369       245,383
  Trade accounts payable                       2,408,978     2,083,701
  Employee compensation and
      amounts withheld                           815,478       638,068
  Accrued expenses                               698,598       760,533
                                             -----------   -----------

      TOTAL CURRENT LIABILITIES                8,305,176     5,323,052

LONG-TERM DEBT,
  less current portion                         4,939,699     3,824,061

OTHER LIABILITIES                                 12,560       296,840

DEFERRED INCOME TAXES                            710,000       710,000

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--3,650,540
    in 1995 and 3,595,539 in 1994                  9,101         8,989
  Additional paid-in-capital                   8,585,872     8,560,672
  Accumulated deficit                         (1,900,456)   (1,915,216)
                                             -----------   -----------
                                               6,694,517     6,654,445

  Less guaranty of Employee Stock
    Ownership Plan debt                         (291,667)     (350,000)
  Less unfunded accrued
    pension costs                               (132,598)     (132,598)
                                             -----------   -----------
                                               6,270,252     6,171,847
                                             -----------   -----------
                                           $  20,237,687  $ 16,325,800
                                           =============  ============

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              Nine Months Ended
                                                 September 30
                                       --------------------------------
                                           1995               1994
                                       ------------      --------------
Operating Activities:
  Net income                           $    14,760          $  262,639
  Depreciation and amortization            812,086             728,985
  Changes in working capital items      (1,841,560)            118,578
  Other                                     (8,488)              3,858
                                       ------------      --------------
    Net cash provided by (used in)
     operating activities               (1,023,202)          1,114,060

Investing Activities:
  Additions to property, plant
    and equipment                       (2,914,604)           (567,951)
  Proceeds from sales of property
    plant and equipment                    188,155
  Other                                    146,058             (85,749)
                                       ------------      --------------
    Net cash used in investing
     activities                         (2,580,391)           (653,700)


Financing Activities:
  Increase (decrease) in revolving
    lines of credit                      2,462,386            (280,859)
  Payments of long-term debt              (182,633)           (220,584)
  Advance on construction loan             915,411                  --
  Issuance of long-term debt               461,846                  --
  Proceeds from exercise of options
    for common stock                        25,312                  --
                                       ------------      --------------
  Net cash provided by (used in)
     investing activities                3,682,322            (501,443)

Increase (decrease) in cash                 78,729             (41,083)
Cash at the beginning of year               86,260             111,754
                                       ------------      --------------

Cash at end of period                  $   164,989       $      70,671
                                       ===========       ==============


The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------


Sales.  The Company's sales increased $1,569,949 or 33.4% for the three months
------
and $1,877,172 or 10.4% for the nine months ended September 30, 1995 compared to the comparable periods of 1994. Increased sales are attributable to:

Sales to aerospace customers increased by $622,000 and $1,146,676 for the three and nine month periods ended September 30, 1995 compared with comparable periods of 1994.


Cost of Sales.   Cost of sales as a percent of total sales for the three and
--------------
nine month periods ended September 30, 1995 were 88.5% and 88.5% compared to 85.7% and 85.7% for the comparable three and nine month periods ended September 30, 1994. Higher cost of sales percentages are due to pricing reductions, significant training for the new graphics and computer aided design systems, and to the moving and set-up of our larger machines in the new building.


Selling, General & Administrative.  Selling, general and administrative costs
----------------------------------
increased by $80,520 or 15.1% for the three month period and decreased by $49,766 or 2.6% for the nine month period ended September 30, 1995 compared to the comparable periods in 1994. The decrease is due to reductions in compensation expense.


Interest.  Interest expense for the nine months ended September 30, 1995 was
---------
$431,926, an increase of $126,475 from the comparable period of 1994. This reflects an increase in borrowings for equipment purchased and for the building construction.


Liquidity and Capital Expenditures.  The Company believes that there are sales
-----------------------------------
opportunities in providing larger machining capabilities to the aerospace engine industry, as airframe manufacturers are demanding larger engines. This year, the Company purchased several used large machines capable of producing parts for the larger engines. One machine costing $690,000 is being financed by the machine manufacturer requiring a down payment of $103,000 and minimum quarterly payments of $12,500. Any unpaid balance will be due in 1998. The Company has financed its other equipment additions by taking advances on its equipment lines of credit and with funds generated by operations. Although classified as current liabilities, both equipment lines are payable in 60 equal monthly payments, one commencing February 1, 1995 and the other commencing February 1, 1996. The Company completed construction of its additional 20,000 square foot building in October. The construction was financed by a construction loan provided by the Company's bank. In November the construction loan converts to a permanent 5-year mortgage with payments based on a 15-year amortization. (See Management's Discussion and Analysis in the Company's 1994 Annual Report).


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


                                            EDAC TECHNOLOGIES CORPORATION


November 10, 1995                           By  /S/ Glenn L. Purple
                                               ---------------------
                                            Glenn L. Purple,
                                            Chief Financial Officer and duly
                                            authorized officer

                                 EXHIBIT INDEX



                                                          Page Number
                                                          in Sequential
NUMBER                DESCRIPTION                         Numbering System
------                -----------                         ----------------

11         Statement Regarding Computation of
           Per Share Earnings