Form 10-K405
period 1995-12-31
EDAC TECHNOLOGIES CORP
filed 1996-04-15
CIK 772572

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
         For the fiscal year ended December 31, 1995.

[_] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the transition period from___________to____________.

                        Commission file number  0-14275
                        -------------------------------

                         Edac Technologies Corporation
                         -----------------------------
            (Exact name of registrant as specified in its charter)

          Wisconsin                                39-1515599
- ------------------------------                ---------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or                              Identification No.)
organization)

1790 New Britain Avenue, Farmington, Connecticut           06032
- ----------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (203)-677-2603

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
       Title of each class              on which registered

             N/A                                     N/A
- --------------------------------        ----------------

Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $.0025 par value
- -----------------------------------------------
                             (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.
                                              ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 4, 1996, 3,653,540 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $1 1/8 closing bid on that date in the over-the-counter market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $1,750,600.



                      DOCUMENTS INCORPORATED BY REFERENCE


                                                     Part of Form 10-K
                                                Into Which Portions of
     DOCUMENT                                  Document are Incorporated
     --------                                  -------------------------

Annual Report to Shareholders for the
  fiscal year ended December 31, 1995                     Part II


Information Statement relating to
  1996 Annual Meeting of Shareholders                     Part III

                                    PART I

ITEM 1.   BUSINESS.
          ---------

General
- -------

     Edac Technologies Corporation ("Edac") was formed in 1985 for the purpose of acquiring Gros-Ite Industries, Incorporated (which had three operating divisions: Time Engineering, Gros-Ite and Spectrum). In 1988 and 1989 Edac sold the assets of its other operations and now operates only the Gros-Ite division ("Gros-Ite").

Products
- --------

     Edac currently offers design and manufacturing services for the aerospace industry in areas such as special tooling, equipment and gauges, and components used in the manufacture, assembly and inspection of jet engines. Edac also offers design and manufacturing services for the medical instruments industry in such areas as components used in the manufacture of medical instruments and special tooling. Edac also designs and manufactures specialized machines for a variety of other applications.

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

Patents and Trademarks
- ----------------------

     Edac currently holds no patents or registered trademarks, tradenames or similiar intellectual property. The Company believes that the nature of its business presently does not require the development of patentable products or registered tradenames or trademarks to maintain market growth.

Marketing and Competition
- -------------------------

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

     For its fiscal year ended December 31, 1995, approximately 69% and 10% of Edac's net sales were derived from sales to United Technologies Corporation and Zapata Technologies Inc., respectively.

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

Backlog
- -------

     Edac's backlog as of December 31, 1995, was approximately $24,677,000 compared to $24,487,000 as of December 31, 1994. Backlog consists of accepted purchase orders that are cancellable by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as two or three years. Edac presently expects to complete approximately $15,900,000 of its December 31, 1995 backlog within the next 12 months.

Employees
- ---------

     As of March 29, 1996 Edac had approximately 171 employees.

ITEM 2.   PROPERTIES.
          -----------

                             Square          Owned or          Principal
Address                       Feet            Leased            Activity
- -------                      ------          --------          ---------

1790 New Britain Ave.        47,000           Owned          Manufacturing
Farmington, Ct. 06032                                        Design engineering
                                               (1)           services

1798 New Britain Ave.        20,800           Owned          Design and manu-
Farmington, Ct. 06032                          (1)           facture of spindles
                                                             and specialized
                                                             machines

1806 New Britain Ave.        19,200           Owned          Manufacturing
Farmington, Ct. 60632                          (1)

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


ITEM 3.   LEGAL PROCEEDINGS.
          ------------------

     None

ITEM 4.   SUBMISSION TO A VOTE OF SECURITY HOLDERS.
          -----------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          -------------------------------------------------
          STOCKHOLDERS MATTERS.
          ---------------------

     Information in response to this item is incorporated herein by reference to "Market Information" on page 3 of the Registrant's 1995 Annual Report to Shareholders.

ITEM 6.   SELECTED FINANCIAL DATA.
          ------------------------

     Information in response to this item is incorporated herein by reference to "Selected Financial Information" on page 3 of the Registrant's 1995 Annual Report to Shareholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS.
          --------------------------

     Information in response to this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 7 of the Registrant's 1995 Annual Report to Shareholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          --------------------------------------------

     Information in response to this item is incorporated herein by reference to pages 8 through 20 of the Registrant's 1995 Annual Report to Shareholders.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE.
          ------------------------------------

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

     Information in response to this item is incorporated herein by reference to "Election of Directors" in the Registrant's definitive Information Statement for its 1996 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

     Information in response to this item is incorporated herein by reference to "Executive Compensation" in the 1996 Information Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

     Information in response to this item is incorporated herein by reference to "Principal Security Holders and Security Holdings of Management" in the 1996 Information Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

     Information in response to this item is incorporated herein by reference to "Certain Transactions" in the 1996 Information Statement.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

     (a)  Documents filed:
          ---------------

          1.   Financial Statements.

               The financial statements required to be filed by Item 8 hereof have been incorporated by reference to the Registrant's 1995 Annual Report to Shareholders and consist of the following:

                 Report of Independent Public Acountants

                 Consolidated Statements of Operations--Years ended December 31, 1995, 1994 and 1993.

                 Consolidated Balance Sheets--December 31, 1995 and 1994.

                 Consolidated Statements of Cash Flows--Years ended December 31, 1995, 1994 and 1993.

                 Consolidated Statements of Changes in Shareholders' Equity--Years ended December 31, 1995, 1994 and 1993.

                 Notes to Consolidated Financial Statements.

          2.   Financial statement schedule.
               -----------------------------

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

          Refer to Item 14a above for listing of financial statements and schedule.

                              ARTHUR ANDERSEN LLP





             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
             ----------------------------------------------------


To the Shareholders and Board of Directors of

               Edac Technologies Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Edac Technologies Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 1, 1996, except with respect to certain matters as to which the date was April 10, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule presented on page 9 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                  ARTHUR ANDERSEN LLP



Hartford, Connecticut
March 1, 1996

             ----------------------------------------------------
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                EDAC TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             ----------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------------
            COL. A                  COL. B                       COL. C                      COL. D        COL. E
- --------------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
         DESCRIPTION         Balance at Beginning   Charged to Costs   Charged to Other    Deductions   Balance at End
                                   of Year            and Expenses     Accounts-Describe    Describe       of Year
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
Reserves and allowances deducted
from asset accounts:
Allowance for
doubtful accounts                           40,000                  0                  0             0           40,000


YEAR ENDED DECEMBER 31, 1994:
Reserves and allowances deducted
from asset accounts:
Allowance for                                                                                      (1)
doubtful accounts                           40,000              5,050                  0         5,050           40,000


YEAR ENDED DECEMBER 31, 1993:
Reserves and allowances deducted
from asset accounts:
Allowance for
doubtful accounts                           40,000                  0                  0             0           40,000


(1) Represents write-off of specific accounts receivable.

                                  SIGNATURES


Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EDAC TECHNOLOGIES CORPORATION


                                               BY   /s/ Robert T. Whitty      .
                                                 -------------------------------
                                                        Robert T. Whitty,
                                                     Chief Executive Officer


                                               BY   /s/ Glenn L. Purple       .
                                                 -------------------------------
                                                        Glenn L. Purple
                                                     Vice President-Finance
                                                     (Principal Financial and
                                                        Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                    Title                         Date

/s/John J. DiFrancesco .           Chairman of the Board         April 12, 1996
- ------------------------
   John J. DiFrancesco



/s/Robert T. Whitty  .             Chief Executive Officer       April 12, 1996
- ----------------------
   Robert T. Whitty                and Director



/s/Francis Moskey     .            President, Chief              April 12, 1996
- -----------------------
   Francis Moskey                  Operating Officer
                                   and Director



/s/Gerald C. Smith    .            Executive Vice                April 12, 1996
- -----------------------
   Gerald C. Smith                 President and
                                   Director

                    EXHIBIT INDEX

Exhibit                                                 Sequential
Number                                                  Page Number
- ------                                                  -----------

 3.1         Edac's Amended and Restated                   (1)
             Articles of incorporation

 3.2         Edac's By-Laws

10.1         Consulting Agreement between                  (1)
             Gros-Ite and William Giannone

10.2         Gros-Ite division Pension Plan                (1)

10.3         Gros-Ite division Self-Insured                (1)
             Medical Reimbursement Plan

10.4         Edac Technologies Corporation                 (2)
             Employee Stock Ownership Trust,
             effective May 1, 1989

10.5         Amended Employment Agreement dated            (2)
             May 12, 1989 between Edac and
             Robert P. Luzzi

10.6         $700,000 Limited Recourse Term                (2)
             Promissory Note dated May 12, 1989
             between the Plan and CNB

10.7         Edac Technologies Corporation                 (3)
             1991 Stock Option Plan

10.8         $4,000,000 Term Promissory Note               (4)
             dated March 22, 1993 between
             Edac and Shawmut

10.9         Employment Agreement dated                    (4)
             January 1,1994 between Edac and
             Robert Whitty

10.10        Stock Option Agreement dated                  (4)
             January 1,1994 between Edac and
             Robert Whitty

10.11        Amendment dated December 19, 1994             (5)
             to Employment Agreement dated
             October 1, 1990 between Edac and
             Robert P. Luzzi

10.12        Construction to Permanent Loan
             Promissory  Note

10.13        Open-End Construction to Permanent
             Mortgage Deed

10.14        Sixth Amendment to Revolving Loan,
             Term Loan, Equipment Loan and
             Security Agreement

10.15        Modification of Construction to
             Permanent Loan Promissory Note
             and Open-End Construction to
             Permanent Mortgage Deed

10.16        Seventh Amendment to Revolving Loan,
             Term Loan, Equipment Loan and
             Security Agreement and
             Reaffirmation of Guarantees

10.17        Eighth Amendment to Revolving Loan,
             Term Loan, Equipment Loan and
             Security Agreement and
             Reaffirmation of Guarantees,
             Modification of Notes and
             Reaffirmation of Guarantees

10.18        Seventh Modification Agreement to
             Open-End Mortgage Deed

10.19        Second Modification of Construction
             to Permanent Loan Promissory Note
             and Open-End Construction to
             Permanent Mortgage Deed

11.1         Statement regarding computation of
             earnings per share

13.1         The Registrant's 1995 Annual Report
             to Shareholders

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