Form 10-Q
period 1996-03-31
EDAC TECHNOLOGIES CORP
filed 1996-05-15
CIK 772572

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ______________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996
                                -----------------

                                      OR

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities' Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No ____
                                                ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

        On May 14, 1996 there were outstanding 3,662,040 shares of the Registrant's Common Stock, $0.0025 par value per share.

                         EDAC TECHNOLOGIES CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                      Three Months Ended
                                           March 31
                                  --------------------------
                                      1996          1995
                                  ------------  ------------
Sales                              $8,013,974    $7,516,249
Cost of sales                       7,136,940     6,587,913
                                   ----------    ----------
                                      877,034       928,336

Selling, general and
  administrative expenses             616,272       706,626
                                   ----------    ----------

INCOME FROM OPERATIONS                260,762       221,710

Non-operating income
  (expense):
     Interest expense                (208,025)     (121,244)
     Other                              5,411         8,824
                                   ----------    ----------
                                     (202,614)     (112,420)

INCOME BEFORE INCOME TAXES             58,148       109,290

Provision for income taxes               -           10,504
                                   ----------    ----------

NET INCOME                         $   58,148    $   98,786
                                   ==========    ==========

Weighted average number of
  common shares and equivalent
  shares outstanding                3,773,256     3,720,247

Earnings per share                 $     0.02    $     0.03
                                   ==========    ==========


The accompanying notes are an integral part of these financial statements.

                         PART 1  FINANCIAL INFORMATION
                          ITEM 1  FINANCIAL STATEMENTS


                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          March 31      December 31
                                            1996           1995
                                         (Unaudited)      (Note)
                                        -------------  -------------
ASSETS
- ------
CURRENT ASSETS:
  Cash                                   $    75,702    $   158,077
  Trade accounts receivable                3,094,907      1,650,840
  Refundable income taxes                    106,000        106,000
  Inventories:
   Finished goods                          1,120,450        935,825
   Work in process and raw materials       8,897,001     10,344,212


  Prepaid expenses and other                  97,983        103,197
  Deferred income taxes                      917,000        917,000
                                         -----------    -----------
           TOTAL CURRENT ASSETS           14,309,043     14,215,151


PROPERTY, PLANT, AND EQUIPMENT            12,765,439     12,733,254
 less-accumulated depreciation             7,046,612      6,850,794
                                         -----------    -----------
                                           5,718,827      5,882,460

OTHER ASSETS                                 252,634        254,519
                                         -----------    -----------

                                         $20,280,504    $20,352,130
                                         ===========    ===========


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                              March 31    December 31
                                                1996          1995
                                            (Unaudited)      (Note)
                                            ------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Revolving line of credit                  $ 4,485,748   $ 4,651,484
  Current portion of long-term debt             387,635       387,366
  Trade accounts payable                      2,610,809     2,730,256
  Employee compensation and
   amounts withheld                             790,242       613,815
  Accrued expenses                              836,689       783,561
                                            -----------   -----------

   TOTAL CURRENT LIABILITIES                  9,111,123     9,166,482

LONG-TERM DEBT,
  less current portion                        4,825,160     4,919,019

OTHER LIABILITIES                                18,000        18,000

DEFERRED INCOME TAXES                           917,000       917,000

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--3,653,540
    in 1996 and in 1995                           9,134         9,134
  Additional paid-in-capital                  8,593,152     8,593,152
  Accumulated deficit                        (2,940,287)   (2,998,435)
                                            -----------   -----------
                                              5,661,999     5,603,851

  Less guaranty of Employee Stock
    Ownership Plan debt                        (252,778)     (272,222)
                                            -----------   -----------

                                              5,409,221     5,331,629

                                          $  20,280,504  $ 20,352,130
                                          =============  ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    Three Months Ended
                                                        March 31
                                               -----------------------
                                                  1996          1995
                                               ---------     ----------
Operating Activities:
  Net income                                   $  58,148      $  98,786
  Depreciation and amortization                  217,151        270,695
  Changes in working capital items               (66,163)       254,066
  Other                                             -            (5,800)
                                               ---------      ---------
    Net cash provided by
     operating activities                        209,136        617,747

Investing Activities:
  Additions to property, plant
    and equipment                                (32,185)      (856,736)
  Proceeds from sales of property
    plant and equipment                             -            98,155
  Other                                             -           197,741
                                               ---------      ---------
    Net cash used in investing
     activities                                  (32,185)      (560,840)


Financing Activities:
  Increase (decrease) in revolving
    line of credit                              (165,736)        67,664
  Payments of long term debt                     (93,590)       (61,101)

    Net cash provided by (used in)              ---------      ---------
     financing activities                       (259,326)         6,563

Increase (decrease) in cash                      (82,375)        63,470
Cash at the beginning of year                    158,077         86,260
                                               ---------      ---------

Cash at end of period                          $  75,702      $ 149,730
                                               =========      =========



The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------


Sales.  The Company's sales in the first quarter of 1996 increased $498,000 or
- ------
6.6% compared to the first quarter of 1995. This increase is due mainly to the spindle and large machining sales increasing significantly over the corresponding quarter of 1995.


Cost of Sales.  Cost of sales as a percentage of sales increased by 1.5% of
- --------------
sales compared to the first quarter of 1995. This is due to an increase in the Company's accrual for loss jobs.


Selling, General & Administrative.  Selling, general and administrative costs
- ----------------------------------
decreased from $707,000 to $616,000 or 12.8% for the first quarter of 1996 compared to the first quarter of 1995. This is due to decreased compensation expense.


Interest.  Interest expense for the quarter ended March 31, 1996 was
- ---------
$208,000 an increase of $87,000 from the corresponding quarter of 1995. The higher interest cost is due to the additional borrowing made last year to fund the Company's new building and additional equipment.


Liquidity and Capital Expenditures.  Working capital has increased by $149,000
- -----------------------------------
since December 31, 1995. Capital expenditures of $32,185 for the first quarter were funded out of operating activities.

Management believes that the funds generated from operations and its credit facilities will be sufficient to meet the Company's cash requirements for 1996.

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


                                       EDAC TECHNOLOGIES CORPORATION


May 14, 1996                                By    /s/ Glenn Purple
                                              ---------------------------------
                                       Glenn L. Purple, Chief Financial Officer
                                       and duly authorized officer

                                 EXHIBIT INDEX


                                                 Page Number
                                                 in Sequential
NUMBER       DESCRIPTION                         Numbering System
- ------       -----------                         --------- ------
11      Statement Regarding Computation of
        Per Share Earnings