Form 10-Q
period 1996-06-30
EDAC TECHNOLOGIES CORP
filed 1996-08-13
CIK 772572

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ______________

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                               ----------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     On August 12, 1996 there were outstanding 3,675,373 shares of the Registrant's Common Stock, $0.0025 par value per share.

                         EDAC TECHNOLOGIES CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                   Three Months Ended                       Six Months Ended
                                        June 30                                  June 30
                              -------------------------------          --------------------------
                                 1996               1995                  1996           1995
                              -----------        ------------          -----------    -----------

Sales                         $ 8,041,730        $ 6,142,455           $16,055,704   $13,658,704
Cost of sales                   7,113,285          5,499,330            14,250,225    12,087,243
                              -----------        -----------           -----------   -----------
                                  928,445            643,125             1,805,479     1,571,461

Selling, general and
  and administrative
  expenses                        702,598            552,350             1,318,870     1,258,976

INCOME FROM OPERATIONS            225,847             90,775               486,609       312,485

Non-operating income
  (expense):
      Interest expense           (205,971)          (134,280)             (413,996)     (255,524)
      Other                         3,299                105                 8,710         8,929
                              -----------        -----------           -----------   -----------
                                 (202,672)          (134,175)             (405,286)     (246,595)

INCOME (LOSS) BEFORE
INCOME TAXES                       23,175            (43,400)               81,323        65,890

Income tax expense
  (benefit)                          -                (5,604)                 -            4,900
                              -----------        -----------           -----------   -----------

NET INCOME (LOSS)             $    23,175        $   (37,796)          $    81,323   $    60,990
                              ===========        ===========           ===========   ===========

Weighted average number
  of shares of common
  shares and equivalent
  shares outstanding            3,792,911          3,770,497             3,790,013     3,763,003

Net income per share          $      0.01        $     (0.01)          $      0.02   $      0.02
                              ===========        ===========           ===========   ============



The accompanying notes are an integral part of these financial statements.

                         PART 1  FINANCIAL INFORMATION
                          ITEM 1  FINANCIAL STATEMENTS


                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                           June 30      December 31
                                            1996           1995
                                         (Unaudited)      (Note)
                                        -------------  -------------

ASSETS
- ------
CURRENT ASSETS:
  Cash                                   $    97,773    $   158,077
  Trade accounts receivable                3,108,853      1,650,840
  Refundable income taxes                     22,877        106,000
  Inventories
   Finished goods                          1,041,699        935,825
   Work in process and raw materials       7,933,942     10,344,212

  Prepaid expenses and other                 100,288        103,197
  Deferred income taxes                      917,000        917,000
                                         -----------   ------------
       TOTAL CURRENT ASSETS               13,222,432     14,215,151


PROPERTY, PLANT, AND EQUIPMENT            12,918,112     12,733,254
 less-accumulated depreciation             7,242,429      6,850,794
                                         -----------    -----------
                                           5,675,683      5,882,460

OTHER ASSETS                                 250,749        254,519
                                         -----------    -----------

                                         $19,148,864    $20,352,130
                                         ===========    ===========



Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                              June 30     December 31
                                                1996          1995
                                            (Unaudited)      (Note)
                                          -------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
- -----------------------------------

CURRENT LIABILITIES:
  Revolving line of credit                $   3,525,422  $  4,651,484
  Current portion of long-term debt             392,052       387,366
  Trade accounts payable                      2,666,573     2,730,256
  Employee compensation and
      amounts withheld                          661,036       613,815
  Accrued expenses                              787,838       783,561
                                          -------------  ------------

      TOTAL CURRENT LIABILITIES               8,032,921     9,166,482

LONG-TERM DEBT,
  less current portion                        4,718,696     4,919,019

OTHER LIABILITIES                                18,000        18,000

DEFERRED INCOME TAXES                           917,000       917,000

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--3,672,040
    in 1996 and 3,653,540 in 1995                 9,180         9,134
  Additional paid-in-capital                  8,603,512     8,593,152
  Accumulated deficit                        (2,917,112)   (2,998,435)
                                          -------------  ------------
                                              5,695,580     5,603,851

  Less guaranty of Employee Stock
    Ownership Plan debt                        (233,333)     (272,222)
                                          -------------  ------------
                                              5,462,247     5,331,629

                                          $  19,148,864  $ 20,352,130
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

                         EDAC TECHNOLOGIES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                              Six Months Ended
                                                  June 30
                                       ------------------------------
                                          1996                1995
                                       -----------        -----------

Operating Activities:
  Net income                           $    81,323        $    60,990
  Depreciation and amortization            434,294            541,391
  Changes in working capital items         920,230         (1,087,697)
  Other                                                        (5,800)
                                       -----------        -----------
    Net cash provided by (used in)
     operating activities                1,435,847           (491,116)

Investing Activities:
  Additions to property, plant
    and equipment                         (184,858)        (1,531,611)
  Proceeds from sales of property
    plant and equipment                                       168,155
  Other                                                       157,958
                                       -----------        -----------
    Net cash used in investing
     activities                           (184,858)        (1,205,498)


Financing Activities:
  Increase (decrease) in revolving
    line of credit                      (1,126,062)         1,786,884
  Payments of long term debt              (195,637)          (121,461)
  Proceeds from exercise of options
    for common stock                        10,406             19,687
                                       -----------        -----------
  Net cash provided by (used in)
     investing activities               (1,311,293)         1,685,110

Increase (decrease) in cash                (60,304)           (11,504)
Cash at the beginning of year              158,077             86,260
                                       -----------        -----------

Cash at end of period                  $    97,773        $    74,756
                                       ===========        ===========



The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------


Sales.  The Company's sales increased $1,899,275 or 30.9% for the three months
- ------
and $2,397,000 or 17.5% for the six months ended June 30, 1996 compared to the comparable periods of 1995. These increases are mainly due to significant increases in large turning and spindle sales over the prior year.

Cost of Sales.   Cost of sales as a percent of total sales for the three and six
- --------------
month periods ended June 30, 1996 were 88.5% and 88.8% compared to 89.5% and 88.5% for the comparable three and six month periods ended June 30, 1995. This reduction for the three months is due to the higher absorption of fixed overhead expenses resulting from the significant increase in sales. The slight increase in the six month percentage is due to an increase in the Company's accrual for loss jobs in the first quarter

Selling, General & Administrative.  Selling, general and administrative costs
- ----------------------------------
increased $59,894 or 4.8% for the six month period ended June 30, 1996 compared to the comparable period in 1995. The increase is due primarily to increased personnel cost offset somewhat by reduced travel expenses.

Interest.  Interest expense for the six months ended June 30, 1996 was $413,996,
- ---------
an increase of $158,472 from the comparable period of 1995. The higher interest cost is due to borrowings made during 1995 for the construction of the Company's new building and for the purchase of additional machinery. Additionally, interest rates charged by the Company's bank are higher in 1996 than they were in 1995. (Reference the Company's 1995 Annual Report).

Liquidity and Capital Expenditures.  Working capital has increased by $140,843
- -----------------------------------
since December 31, 1995. Capital expenditures of $184,858 for the six months ended June 30, 1996 were funded out of operating activities.

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


                                 EDAC TECHNOLOGIES CORPORATION


August 12, 1996                  By /s/  Glenn L. Purple
                                    ------------------------------------
                                 Glenn L. Purple,
                                 Chief Financial Officer and duly
                                 authorized officer

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

27        Financial Data Schedule