Form 10-Q
period 1996-09-30
EDAC TECHNOLOGIES CORP
filed 1996-11-13
CIK 772572

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ______________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                               --------------------

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

                                (860) 677-2603
                                --------------
             (Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     On November 11, 1996 there were outstanding 3,732,207 shares of the Registrant's Common Stock, $0.0025 par value per share.

                         EDAC TECHNOLOGIES CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                Three Months Ended                           Nine Months Ended
                                  September 30                                  September 30
                           --------------------------                ----------------------------------
                               1996          1995                          1996             1995
                           ------------  ------------                  ------------  ------------------
Sales                       $6,775,601    $6,273,982                   $22,831,305         $19,932,686
Cost of sales                5,972,195     5,554,174                    20,222,420          17,641,417
                            ----------    ----------                   -----------         -----------
                               803,406       719,808                     2,608,885           2,291,269

Selling, general and
  and administrative
  expenses                     679,606       615,203                     1,998,476           1,874,179

INCOME FROM OPERATIONS         123,800       104,605                       610,409             417,090

Non-operating income
  (expense):
      Interest expense        (195,867)     (176,402)                     (609,863)           (431,926)
      Other                     20,422        25,567                        29,132              34,496
                            ----------    ----------                   -----------         -----------
                              (175,445)     (150,835)                     (580,731)           (397,430)

INCOME (LOSS) BEFORE
INCOME TAXES                   (51,645)      (46,230)                       29,678              19,660

Income tax expense
  (benefit)                          0             0                             0               4,900
                            ----------    ----------                   -----------         -----------

NET INCOME (LOSS)           $  (51,645)   $  (46,230)                  $    29,678         $    14,760
                            ==========    ==========                   ===========         ===========

Weighted average number
  of shares of common
  shares and equivalent
  shares outstanding         3,780,525     3,787,023                     3,778,214           3,780,145

Net income (loss)
per share                   $    (0.01)   $    (0.01)                  $      0.01         $      0.00
                            ==========    ==========                   ===========         ===========

The accompanying notes are an integral part of these financial statements.

                         PART 1 FINANCIAL INFORMATION
                         ITEM 1  FINANCIAL STATEMENTS

                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                        September 30    December 31
                                            1996           1995
                                         (Unaudited)      (Note)
                                        -------------  -------------
ASSETS
------

CURRENT ASSETS:
  Cash                                   $   187,024    $   158,077
  Trade accounts receivable                2,656,828      1,650,840
  Refundable income taxes                     22,877        106,000
  Inventories
   Finished goods                          1,041,699        935,825
   Work in process and raw materials       7,047,094     10,344,212

  Prepaid expenses and other                 111,921        103,197
  Deferred income taxes                      917,000        917,000
                                         -----------    -----------
       TOTAL CURRENT ASSETS               11,984,443     14,215,151


PROPERTY, PLANT, AND EQUIPMENT            13,032,097     12,733,254
 less-accumulated depreciation             7,436,747      6,850,794
                                         -----------    -----------
                                           5,595,350      5,882,460

OTHER ASSETS                                 248,863        254,519
                                         -----------    -----------

                                         $17,828,656    $20,352,130
                                         ===========    ===========


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30   December 31
                                                1996           1995
                                             (Unaudited)      (Note)
                                            -------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Revolving line of credit                   $ 3,418,916   $ 4,651,484
  Current portion of long-term debt            4,506,954       387,366
  Trade accounts payable                       1,716,324     2,730,256
  Employee compensation and
      amounts withheld                           577,414       613,815
  Accrued expenses                               711,509       783,561
                                             -----------   -----------

      TOTAL CURRENT LIABILITIES               10,931,117     9,166,482

LONG-TERM DEBT,
  less current portion                           500,525     4,919,019

OTHER LIABILITIES                                 18,000        18,000

DEFERRED INCOME TAXES                            917,000       917,000

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--3,728,873
    in 1996 and 3,653,540 in 1995                  9,322         9,134
  Additional paid-in-capital                   8,635,338     8,593,152
  Accumulated deficit                         (2,968,757)   (2,998,435)
                                             -----------   -----------
                                               5,675,903     5,603,851

  Less guaranty of Employee Stock
    Ownership Plan debt                         (213,889)     (272,222)
                                             -----------   -----------
                                               5,462,014     5,331,629

                                             $17,828,656   $20,352,130
                                             ===========    ==========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Nine Months Ended
                                                 September 30
                                       --------------------------------
                                           1996                1995
                                       ------------        ------------

Operating Activities:
  Net income                           $    29,678         $    14,760
  Depreciation and amortization            651,441             812,086
  Changes in working capital items       1,137,271          (1,841,560)
  Other                                     (9,000)             (8,488)
                                       -----------         -----------
    Net cash provided by (used in)
     operating activities                1,809,390          (1,023,202)

Investing Activities:
  Additions to property, plant
    and equipment                         (313,843)         (2,914,604)
  Proceeds from sales of property
    plant and equipment                     22,500             188,155
  Other                                          -             146,058
                                       -----------         -----------
    Net cash used in investing
     activities                           (291,343)         (2,580,391)


Financing Activities:
  Increase (decrease) in revolving
    line of credit                      (1,232,568)          2,462,386
  Payments of long term debt              (298,906)           (182,633)
  Advance on construction loan                   -             915,411
  Issuance of long-term debt                     -             461,846
  Proceeds from exercise of options
    for common stock                        42,374              25,312
                                       -----------         -----------

Net cash provided by (used in)
     investing activities               (1,489,100)          3,682,322

Increase in cash                            28,947              78,729
Cash at the beginning of year              158,077              86,260
                                       -----------         -----------

Cash at end of period                  $   187,024         $   164,989
                                       ===========         ===========

The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

Sales.  The Company's sales increased $501,619 or 8.0% for the three months and
------
$2,898,619 or 14.5% for the nine months ended September 30, 1996 compared to the comparable periods of 1995. These increases are mainly due to significant increases in large turning, spindle and design sales over the prior year.

Cost of Sales.  Cost of sales as a percent of total sales for the three and nine
--------------
month periods ended September 30, 1996 were 88.1% and 88.6% compared to 88.6% and 88.5% for the comparable three and nine month periods ended September 30, 1995. This reduction for the three months is due to the higher absorption of fixed overhead expenses resulting from the significant increase in sales. The slight increase in the nine month percentage is due to an increase in the Company's accrual for loss jobs in the first quarter.

Selling, General & Administrative.  Selling, general and administrative costs
----------------------------------
increased $124,297 or 6.6% for the nine month period ended September 30, 1996 compared to the comparable period in 1995. The increase is due primarily to increased personnel cost offset somewhat by reduced travel expenses.

Interest.  Interest expense for the nine months ended September 30, 1996 was
---------
$609,863, an increase of $177,937 from the comparable period of 1995. The higher interest cost is due to borrowings made during the latter part 1995 for the construction of the Company's new building and for the purchase of additional machinery. Additionally, interest rates charged by the Company's bank are higher in 1996 than they were in 1995. (Reference the Company's 1995 Annual Report).

Liquidity and Capital Expenditures.  The Company's Revolving Loan and Security
-----------------------------------
Agreement (The Agreement) provides for a five-year term note in the amount of $1,000,000 ($950,000 at September 30, 1996) and a five-year term note in the amount of $4,000,000 ($3,418,303 at September 30, 1996). Because the Agreement matures on March 31, 1997, the Company has, in accordance with generally accepted accounting principles, classified the notes under this agreement as current obligations. The Company intends and believes it has the ability to refinance these obligations on a long term basis and has commenced discussions with its current bank and with other financial sources to do so. Because of this classification, working capital has decreased by $3,995,343 since December 31, 1995. Capital expenditures of $313,843 for the nine months ended September 30, 1996 were funded out of operating activities.

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


                                             EDAC TECHNOLOGIES CORPORATION


November 11, 1996                            By /s/  Glenn L. Purple
                                                --------------------------------
                                             Glenn L. Purple,
                                             Chief Financial Officer and duly
                                             authorized officer

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