Form 10-K405
period 1996-12-31
EDAC TECHNOLOGIES CORP
filed 1997-03-31
CIK 772572

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
     For the fiscal year ended December 31, 1996.

[ ]  Transition Report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934 (no fee required)
     for the transition period from           to            .

                       Commission file number  0-14275

                        Edac Technologies Corporation
           (Exact name of registrant as specified in its charter)

         Wisconsin                                       39-1515599
(State or other jurisdiction of                       (I.R.S. Employer
      incorporation or                               Identification No.)
       organization)

1790 New Britain Avenue, Farmington, Connecticut           06032
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (860)-677-2603

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange
       Title of each class            on which registered

            N/A                              N/A

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.0025 par value
                              (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 25, 1997, 3,753,875 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $2 3/8 closing bid price on that date in the over-the-counter market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $6,019,485.



     DOCUMENTS INCORPORATED BY REFERENCE


     Part of Form 10-K
     Into Which Portions of
     DOCUMENT                                 Document are Incorporated

Annual Report to Shareholders for the
     fiscal year ended December 31, 1996                     Part II


Proxy Statement relating to
     1997 Annual Meeting of Shareholders                     Part III

                                   PART I

ITEM 1.   BUSINESS.

General

     Edac Technologies Corporation ("Edac") was formed in 1985 for the purpose of acquiring Gros-Ite Industries, Incorporated (which had three operating divisions: Time Engineering, Gros-Ite and Spectrum). In 1988 and 1989 Edac sold the assets of its other operations and now operates only the Gros-Ite division ("Gros-Ite").

Products

     Edac currently offers design and manufacturing services for the aerospace industry in areas such as special tooling, equipment and gauges, and components used in the manufacture, assembly and inspection of jet engines. Edac also offers design and manufacturing services for the medical instrument's industry in such areas as components used in the manufacture of medical instruments and special tooling. Edac also designs and manufactures specialized machines for a variety of other applications.

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

Patents and Trademarks

     Edac currently holds no patents or registered trademarks, tradenames or similar intellectual property. The Company believes that the nature of its business presently does not require the development of patentable products or registered tradenames or trademarks to maintain market growth.

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

     For its fiscal year ended December 31, 1996, approximately 67% and 8% of Edac's net sales were derived from sales to United Technologies
Corporation and Zapata Technologies Inc., respectively.

     Approximately 7% of Edac's design business is done on a time and material basis based on hourly rates established annually. Most of Edac's manufacturing is done on a firm quotation basis. Less than 10% of Edac's net sales are attributed to government contracts subject to termination or renegotiation at the option of the U.S. Government.
United Technologies Corporation annually negotiates hourly billing rates for design work and is free to audit costs actually charged.

Backlog

     Edac's backlog as of December 31, 1996, was approximately $22,000,000 compared to $24,677,000 as of December 31, 1995. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as two or three years. Edac presently expects to complete approximately $14,000,000 of its December 31, 1996 backlog within the next 12 months.

Employees

     As of March 26, 1997 Edac had approximately 193 employees.

ITEM 2.   PROPERTIES.

                          Square       Owned or       Principal
Address                    Feet         Leased         Activity

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

1838 New Britain Ave.     10,000       Leased       Design and manufacture
Farmington, Ct. 06032                               of environmental test
                                                    equipment

(1) Property subject to mortgage securing certain corporate indebtedness.


ITEM 3.   LEGAL PROCEEDINGS.

     None

ITEM 4.   SUBMISSION TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS.

     Information in response to this item is incorporated herein by reference to "Market Information" on page 4 of the Registrant's 1996 Annual Report to Shareholders.

ITEM 6.   SELECTED FINANCIAL DATA.

     Information in response to this item is incorporated herein by reference to "Selected Financial Information" on page 4 of the Registrant's 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information in response to this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 7 of the Registrant's 1996 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information in response to this item is incorporated herein by reference to pages 8 through 22 of the Registrant's 1996 Annual Report to Shareholders.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this item is incorporated herein by reference to "Election of Directors" in the Registrant's definitive
Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1996.

ITEM 11.   EXECUTIVE COMPENSATION.

     Information in response to this item is incorporated herein by reference to "Executive Compensation" in the 1997 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT.

     Information in response to this item is incorporated herein by reference to "Principal Security Holders and Security Holdings of
Management" in the 1997 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information in response to this item is incorporated herein by reference to "Certain Transactions" in the 1997 Proxy Statement.


                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
           FORM 8-K.


     (a)    Documents filed:

     1.  Financial Statements.

     The financial statements required to be filed by Item 8 hereof have been incorporated by reference to the Registrant's 1996 Annual Report to Shareholders and consist of the following:

     Report of Independent Public Accountants

     Consolidated Statements of Operations--Years ended
     December 31, 1996, 1995 and 1994.

     Consolidated Balance Sheets--December 31, 1996 and
     1995.

     ` Consolidated Statements of Cash Flows--Years ended
     December 31, 1996, 1995 and 1994.

     Consolidated Statements of Changes in Shareholders'
     Equity--Years ended December 31, 1996, 1995 and 1994.

     Notes to Consolidated Financial Statements.

     2.  Financial statement schedule.

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

     None.

     (c)  Exhibits:

     See Exhibit Index included as the last part of this Report, which Index is incorporated herein by this reference.


     (d)  Financial Statements and Schedules

     Refer to Item 14(a) above for listing of financial statements and schedule.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Shareholders and Board of Directors of Edac Technologies Corporation:


We have audited in accordance with generally accepted auditing standards the financial statements included in Edac Technologies Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 20, 1997, except with respect to certain matters as to which the date was March 27, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule presented on Schedule II of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP


Hartford, Connecticut
March 20, 1997

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                EDAC TECHNOLOGIES CORPORATION AND SUBSIDIARIES


----------------------------------------------------------------------------------------------------------------------------------
  COL. A                                 COL B.                           COL. C                       COL. D           COL. E
----------------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
DESCRIPTION                         Balance at Beginning   Charged to Costs     Charged to Other      Deductions     Balance at End
                                          of Year            and Expenses       Accounts-Describe      Describe         of Year
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996:
Reserves and allowances deducted
from asset accounts:
Allowance for
doubtful accounts                          $40,000              $76,067               $0                 $0             $116,087

YEAR ENDED DECEMBER 31, 1995:
Reserves and allowances deducted
from asset accounts:
Allowance for
doubtful accounts                           40,000                    0                0                  0               40,000

YEAR ENDED DECEMBER 31, 1994:
Reserves and allowances deducted
from asset accounts:                                                                                    (1)
Allowance for doubtful accounts             40,000                 5050                0               5050               40,000

(1) Represents write-off of specific accounts receivable.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               EDAC TECHNOLOGIES CORPORATION


                                               BY /s/ Edward J. McNerney.
                                                      Edward J. McNerney,
                                                      Chief Executive Officer


                                               BY  /s/ Ronald G. Popolizio.
                                                       Ronald G. Popolizio
                                                       Vice President-Finance
                                                       (Principal Financial and
                                                       Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signatures                       Title                  Date

     /s/John J. DiFrancesco .      Chairman of the Board     March 27, 1997
     ------------------------
        John J. DiFrancesco


     /s/Edward J. McNerney  .      Chief Executive Officer   March 27, 1997
     ------------------------      President and Director
        Edward J. McNerney

     /s/Francis W. Moskey   .      Vice-President            March 27, 1997
     ------------------------      and Director
        Francis W. Moskey

                                EXHIBIT INDEX


   Exhibit                                         Sequential
   Number                                          Page Number

     3.1        Edac's Amended and Restated            (1)
                Articles of incorporation

     3.2        Edac's By-Laws                         (6)

    10.1        Consulting Agreement between           (1)
                Gros-Ite and William Giannone

    10.2        Gros-Ite division Pension Plan         (1)

    10.3        Gros-Ite division Self-Insured         (1)
                Medical Reimbursement Plan

    10.4        Edac Technologies Corporation          (2)
                Employee Stock Ownership Trust,
                effective May 1, 1989

    10.5        Amended Employment Agreement dated     (2)
                May 12, 1989 between Edac and
                Robert P. Luzzi

    10.6        $700,000 Limited Recourse Term         (2)
                Promissory Note dated May 12, 1989
                between the Plan and CNB

    10.7        Edac Technologies Corporation          (3)
                1991 Stock Option Plan

    10.8        $4,000,000 Term Promissory Note        (4)
                dated March 22, 1993 between
                Edac and Shawmut

    10.9        Employment Agreement dated             (4)
                January 1,1994 between Edac and
                Robert Whitty

    10.10       Stock Option Agreement dated           (4)
                January 1, 1994 between Edac and
                Robert Whitty

    10.11       Amendment dated December 19, 1994      (5)
                to Employment Agreement dated
                October 1, 1990 between Edac and
                Robert P. Luzzi

    10.12       Construction to Permanent Loan         (6)
                Promissory Note

    10.13       Open-End Construction to Permanent     (6)
                Mortgage Deed

    10.14       Sixth Amendment to Revolving Loan,     (6)
                Term Loan, Equipment Loan and
                Security Agreement

    10.15       Modification of Construction to        (6)
                Permanent Loan Promissory Note
                and Open-End Construction to
                Permanent Mortgage Deed

    10.16       Seventh Amendment to Revolving Loan,   (6)
                Term Loan, Equipment Loan and
                Security Agreement and
                Reaffirmation of Guarantees

    10.17       Eighth Amendment to Revolving Loan,    (6)
                Term Loan, Equipment Loan and
                Security Agreement and
                Reaffirmation of Guarantees,
                Modification of Notes and
                Reaffirmation of Guarantees

    10.18       Seventh Modification Agreement to      (6)
                Open-End Mortgage Deed

    10.19       Second Modification of Construction    (6)
                to Permanent Loan Promissory Note
                and Open-End Construction to
                Permanent Mortgage Deed

    10.20       Edac Technologies Corporation
                1996 Stock Option Plan

    10.21       Letter Agreement between Edac and
                Edward J. McNerney

    11          Statement regarding computation of
                earnings per share

    13          The Registrant's 1996 Annual Report
                to Shareholders

    27          Financial Data Schedule


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

(6) Exhibit incorporated by reference to the Company's Annual
    Report on Form 10-K for the year ended December 31, 1995.