Form 10-Q
period 1997-03-31
EDAC TECHNOLOGIES CORP
filed 1997-05-12
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ______________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    March 31, 1997
                                  --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period               to
                          -------------    ---------------


                        Commission file number:  0-14275
                                                 -------
                         Edac Technologies Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)


              Wisconsin                                       39-1515599
   -------------------------------                       --------------------
  (State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                            Identification No.)

                1806 New Britain Avenue, Farmington, CT   06032
                -----------------------------------------------
                    (Address of principal executive offices)

                                 (860) 677-2603
                                 ---------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     On May 8, 1997 there were outstanding 3,778,875 shares of the Registrant's Common Stock, $0.0025 par value per share.

                         EDAC TECHNOLOGIES CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                    Three Months Ended
                                                         March 31
                                               --------------------------
                                                      1997        1996
                                               -------------  -----------
Sales                                          $  9,554,326   $ 8,013,974
Cost of sales                                     8,449,046     7,136,940
                                               ------------   -----------
                                                  1,105,280       877,034

Selling, general and
  administrative expenses                           663,474       616,272
                                               ------------   -----------

INCOME FROM OPERATIONS                              441,806       260,762

Non-operating income
    (expense):
       Interest expense                            (205,775)     (208,025)
       Other                                         19,930         5,411
                                               ------------   -----------
                                                   (185,845)     (202,614)

INCOME BEFORE INCOME TAXES                          255,961        58,148
Provision for income taxes                                -             -
                                               ------------   -----------

NET INCOME                                     $    255,961   $    58,148
                                               ============   ===========

Weighted average number of
  common shares and equivalent
  shares outstanding                              3,901,124     3,773,256


Earnings per share                             $       0.07   $      0.02
                                               ============   ===========



The accompanying notes are an integral part of these financial statements.

                         PART 1  FINANCIAL INFORMATION
                          ITEM 1  FINANCIAL STATEMENTS


                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                              March 31        December 31
                                               1997              1996
                                            (Unaudited)         (Note)
                                           ------------       ------------
ASSETS
------

CURRENT ASSETS:
  Cash                                      $    43,703        $   195,382
  Trade accounts receivable                   3,386,843          3,407,924
  Inventories                                 8,748,181          9,562,958
  Prepaid expenses and other                    363,108            351,109
  Deferred income taxes                         540,877            540,877
                                            -----------        -----------
           TOTAL CURRENT ASSETS              13,082,712         14,058,250


PROPERTY, PLANT, AND EQUIPMENT               13,252,818         13,043,442
  less-accumulated depreciation               7,790,808          7,570,308
                                            -----------        -----------
                                              5,462,010          5,473,134

OTHER ASSETS                                    392,094            386,325
                                            -----------        -----------

                                            $18,936,816        $19,917,709
                                            ===========        ===========


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                               March 31            December 31
                                                                                1997                  1996
                                                                             (Unaudited)             (Note)
                                                                         -------------------     ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Revolving line of credit                                                 $   2,303,736          $  3,794,571
  Current portion of long-term debt                                              846,097               402,267
  Trade accounts payable                                                       3,358,304             3,616,599
  Employee compensation and
     amounts withheld                                                            673,310               737,827
  Accrued expenses                                                               955,969               850,532
                                                                           -------------          ------------

     TOTAL CURRENT LIABILITIES                                                 8,137,416             9,401,796

LONG-TERM DEBT,
  less current portion                                                         4,504,010             4,509,991

OTHER LIABILITIES                                                                 12,000                12,000

DEFERRED INCOME TAXES                                                            521,000               521,000

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
     share; 10,000,000 shares authorized;
     issued and outstanding--3,778,875
     in 1997 and 3,753,875 in 1996                                                 9,447                 9,385
  Additional paid-in-capital                                                   8,663,340             8,649,340
  Accumulated deficit                                                         (2,735,397)           (2,991,358)
                                                                           -------------          ------------
                                                                               5,937,390             5,667,367

Less deferred ESOP compensation
  expense                                                                       (175,000)             (194,445)
                                                                           -------------          ------------

                                                                               5,762,390             5,472,922


                                                                           $  18,936,816          $ 19,917,709
                                                                           =============          ============



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Three Months Ended
                                                                                 March 31
                                                                       -----------------------------
                                                                          1997              1996
                                                                       ------------------------------
Operating Activities:
   Net income                                                         $   255,961       $   58,148
   Depreciation and amortization                                          242,568          217,151
   Changes in working capital items                                       606,484          (66,163)
   Other                                                                        -                -
                                                                      -----------       ----------
     Net cash provided by
      operating activities                                              1,105,013          209,136

Investing Activities:
  Additions to property, plant
    and equipment                                                        (209,376)         (32,185)
  Other                                                                    (8,392)               -
                                                                      -----------       ----------
    Net cash used in investing
     activities                                                          (217,768)         (32,185)


Financing Activities:
  Decrease in revolving
    line of credit                                                       (949,682)        (165,736)
  Payment of equipment lines                                             (541,153)               -
  Issuance of long term debt                                              541,153                -
  Payments of long term debt                                             (103,304)         (93,590)
  Proceeds from exercise of options
    for common stock                                                       14,062                -
                                                                      -----------       ----------
    Net cash used in
     financing activities                                              (1,038,924)        (259,326)

Decrease in cash                                                         (151,679)         (82,375)
Cash at the beginning of year                                             195,382          158,077
                                                                      -----------       ----------

Cash at end of period                                                 $    43,703       $   75,702
                                                                      ===========       ==========





The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


Sales. The Company's sales in the first quarter of 1997 increased $1,540,352 or 19.2% compared to the first quarter of 1996. This increase is due mainly to sales from the Precision Components and Engineered Solutions divisions increasing significantly over the corresponding quarter of 1996.

Cost of Sales. Cost of sales as a percentage of sales decreased by 0.7% of sales compared to the first quarter of 1996. This is due to the effect of spreading fixed overhead over higher production levels.

Selling, General & Administrative. Selling, general and administrative costs increased by $47,202 or 7.7% for the first quarter of 1997 compared to the first quarter of 1996. This is due to higher travel and professional expense.

Interest. Interest expense increased by $2,250 or 1.1% for the first quarter of 1997 compared to the first quarter of 1996 due to higher interest rates offset by lower borrowing levels. Interest rates for the Company were reduced by the Company's bank effective March 27, 1997. (Reference the Company's 1996 Annual Report)

Liquidity and Capital Expenditures. Working capital as of March 31, 1997 has increased by $289,000 since December 31, 1996. Capital expenditures of $209,396 has been funded out of operating activities.

Management believes that the funds generated from operations and its credit facilities will be sufficient to meet the Company's cash requirements for 1997.

                          PART 11 -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1 Ninth Amendment to Revolving loan, Term Loan, Equipment Loan and Security Agreement, Modification of Notes and Reaffirmation of Guarantees

    10.2  Amended and Restated Revolving Promissory Note

    10.3  Equipment Promissory Note III

    10.4  Amended and Restated Promissory Note

    10.5  Eighth Modification Agreement to Open-End Mortgage Deed

    10.6 Third Modification of Construction to Permanent Loan Promissory Note and Open-End Construction to Permanent Mortgage Deed

    11    Statement re:  computation of earnings per share

    27    Financial Data Schedule

(b) Reports on Form 8-K

    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         EDAC TECHNOLOGIES CORPORATION


May 8, 1997                              By /s/ Ronald G. Popolizio
                                           -----------------------------
                                         Ronald G. Popolizio, Chief Financial
                                         Officer and duly authorized officer

                                 EXHIBIT INDEX

                                                            Page Number
                                                            in Sequential
      NUMBER              DESCRIPTION                       Numbering System

       10.1    Ninth Amendment to Revolving loan, Term
               Loan, Equipment Loan and Security Agreement,
               Modification of Notes and Reaffirmation of Guarantees

       10.2    Amended and Restated Revolving Promissory Note

       10.3    Equipment Promissory Note III

       10.4    Amended and Restated Promissory Note

       10.5    Eighth Modification Agreement to Open-End Mortgage Deed

       10.6    Third Modification of Construction to Permanent
               Loan Promissory Note and Open-End Construction to Permanent Mortgage Deed

       11      Statement Regarding Computation of Per Share Earnings

       27      Financial Data Schedule