Form 10-Q
period 1997-06-30
EDAC TECHNOLOGIES CORP
filed 1997-08-14
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               ----------------------

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

                                 (860) 677-2603
                                 --------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities' Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -------

APPLICABLE ONLY TO CORPORATE ISSUERS:

        On August 12, 1997 there were outstanding 3,828,875 shares of the Registrant's Common Stock, $0.0025 par value per share.

                         EDAC TECHNOLOGIES CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                       Three Months Ended                 Six Months Ended
                                            June 30                           June 30
                                  ----------------------------     -----------------------------
                                      1997             1996             1997            1996
                                  ----------       -----------     --------------   ------------
Sales                             $ 9,297,395      $ 8,041,730      $18,851,721       $16,055,704
Cost of sales                       8,158,150        7,113,285       16,607,196        14,250,225
                                  -----------      -----------      -----------       -----------
                                    1,139,245          928,445        2,244,525         1,805,479

Selling, general and
  and administrative
  expenses                            707,178          702,598        1,370,652         1,318,870

INCOME FROM OPERATIONS                432,067          225,847          873,873           486,609

Non-operating income
  (expense):
         Interest expense            (169,868)        (205,971)        (375,643)         (413,996)
         Other                            219            3,299           20,149             8,710
                                  -----------      -----------      -----------       -----------
                                     (169,649)        (202,672)        (355,494)         (405,286)

INCOME BEFORE
INCOME TAXES                          262,418           23,175          518,379            81,323

Provision for
  income taxes                              0                0                0                 0
                                  -----------      -----------      -----------       -----------

NET INCOME                        $   262,418      $    23,175      $   518,379       $    81,323
                                  ===========      ===========      ===========       ===========

Weighted average number
  of shares of common
  shares and equivalent
  shares outstanding                3,958,634        3,792,911        3,963,527         3,790,013


Earnings per share                $      0.07      $      0.01      $      0.13       $      0.02
                                  ===========      ===========      ===========       ===========





The accompanying notes are an integral part of these financial statements.

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1  FINANCIAL STATEMENTS


                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                             June 30                December 31
                                              1997                    1996
                                          (Unaudited)                 (Note)
                                           ------------             ------------
ASSETS
------

CURRENT ASSETS:
  Cash                                     $     68,736             $    195,382
  Trade accounts receivable                   3,797,100                3,407,924
  Inventories                                 8,838,166                9,562,958
  Prepaid expenses and other                    352,876                  351,109
  Deferred income taxes                         540,877                  540,877
                                           ------------             ------------
         TOTAL CURRENT ASSET                 13,597,755               14,058,250


PROPERTY, PLANT, AND EQUIPMENT               13,673,848               13,043,442
 less-accumulated depreciation                7,864,671                7,570,308
                                           ------------             ------------
                                              5,809,177                5,473,134

OTHER ASSETS                                    522,893                  386,325
                                           ------------             ------------

                                           $ 19,929,825             $ 19,917,709
                                           ============             ============





Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                             June 30                December 31
                                              1997                    1996
                                          (Unaudited)                 (Note)
                                           ------------             ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Revolving line of credit                 $  3,386,812             $  3,794,571
  Current portion of long-term debt             824,145                  402,267
  Trade accounts payable                      3,114,433                3,616,599
  Employee compensation and
         amounts withheld                       766,087                  737,827
  Accrued expenses                              872,267                  850,532
                                           ------------             ------------

         TOTAL CURRENT LIABILITIES            8,963,744                9,401,796

LONG-TERM DEBT,
  less current portion                        4,388,489                4,509,991

OTHER LIABILITIES                                12,000                   12,000

DEFERRED INCOME TAXES                           507,277                  521,000

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--3,803,875
    in 1997 and 3,672,040 in 1996                 9,510                    9,385
  Additional paid-in-capital                  8,677,340                8,649,340
  Accumulated deficit                        (2,472,979)              (2,991,358)
                                           ------------             ------------
                                              6,213,871                5,667,367

  Less deferred ESOP compensation
    expense                                    (155,556)                (194,445)
                                           ------------             ------------
                                              6,058,315                5,472,922


                                           $ 19,929,825            $  19,917,709
                                           ============             ============



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                      Six Months Ended
                                                         June 30
                                                 ------------------------
                                                   1997          1996
                                                 ---------    -----------
Operating Activities:
  Net income                                     $ 518,379     $   81,323
  Depreciation and amortization                    485,135        434,294
  Changes in working capital items                (118,322)       920,230
  Other                                            (13,723)            -
                                                 ---------     ----------
    Net cash provided by
     operating activities                          871,469      1,435,847

Investing Activities:
  Additions to property, plant
    and equipment                                 (783,484)      (184,858)
  Proceeds from sales of property
    plant and equipment                              6,441           -
  Other                                           (141,814)          -
                                                 ---------     ----------
    Net cash used in investing
     activities                                   (918,857)      (184,858)


Financing Activities:
  Increase (decrease) in revolving
    line of credit                                 133,394     (1,126,062)
  Payment of equipment lines                      (541,153)          -
  Issuance of long term debt                       541,153           -
  Payments of long term debt                      (240,777)      (195,637)
  Proceeds from exercise of options
    for common stock                                28,125         10,406
                                                 ---------     ----------

    Net cash used in
     investing activities                          (79,258)    (1,311,293)

Decrease in cash                                  (126,646)       (60,304)
Cash at the beginning of year                      195,382        158,077
                                                 ---------     ----------

Cash at end of period                            $  68,736     $   97,773
                                                 =========     ==========




The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


Sales. The Company's sales increased $1,255,665 or 15.6% for the three months and $2,796,017 or 17.4% for the six months ended June 30, 1997 compared to the comparable periods of 1996. These increases are mainly due to significant increases in Large Turning and Precision Engineered Components over the prior year. Sales for the six months ended June 30, 1997 are in line with the Company's forecast. The Company expects to achieve the yearly forecast of $36,000,000 for the twelve months ended December 31, 1997.


Cost of Sales. Cost of sales as a percent of total sales for the three and six month periods ended June 30, 1997 were 87.7% and 88.1% compared to 88.5% and 88.8% for the comparable three and six month periods ended June 30, 1996. The reduction for the three and six month periods is due to the higher absorption of fixed overhead expenses resulting from the significant increase in sales.


Selling, General & Administrative. Selling, general and administrative costs increased $51,782 or 3.9% for the six month period ended June 30, 1997. The increase is due primarily to increases in personnel costs and professional fees.


Interest. Interest expense for the six months ended June 30, 1997 was $375,643, a decrease of $38,353 from the comparable period of 1996. The decrease is due primarily to lower interest rates charged in 1997 than in 1996 by the Company's bank. (Reference the Company's 1996 Annual Report).


Liquidity and Capital Expenditures. The Company is proceeding on its plan for capital aquisitions for 1997 of $4,400.000. Through the second quarter expenditures of $783,484 were made and an additional $133,422 was placed on deposit for machinery. As of June 30, 1997 these capital expenditures and deposits were funded out of operations, resulting in working capital decreasing by $22,443 since December 31, 1996. In accordance with the Company's credit agreement with its bank dated March 27, 1997, the Company's bank advanced funds in the third quarter on the Company's equipment line of credit for previously paid, qualified equipment purchases thereby restoring working capital. (Reference the Company's 1996 Annual Report).

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


                                      EDAC TECHNOLOGIES CORPORATION


August 13, 1997                       By /s/  Ronald G. Popolizio
                                         -------------------------------------
                                         Ronald G. Popolizio, Chief Financial
                                         Officer and duly authorized officer

                                 EXHIBIT INDEX



                                                                     Page Number
                                                                     in Sequential
NUMBER           DESCRIPTION                                        Numbering System
------           -----------                                        --------- ------
11               Statement Regarding Computation of
                 Per Share Earnings


27               Financial Data Schedule
