Form 10-Q
period 1997-09-30
EDAC TECHNOLOGIES CORP
filed 1997-11-05
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ______________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____________ to _______________


                        Commission file number:  0-14275

                         Edac Technologies Corporation
             (Exact name of registrant as specified in its charter)


                       Wisconsin                  39-1515599
             -------------------------------  --------------------
             (State or other jurisdiction of      (I.R.S. employer
             incorporation or organization)   Identification No.)

                1790 New Britain Avenue, Farmington, CT   06032
                    (Address of principal executive offices)

                                 (860) 677-2603
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities' Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ____

APPLICABLE ONLY TO CORPORATE ISSUERS:

     On October 31, 1997 there were outstanding 3,833,875 shares of the Registrant's Common Stock, $0.0025 par value per share.

                         EDAC TECHNOLOGIES CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                     Three Months Ended                              Nine Months Ended
                                        September 30                                   September 30
                         ---------------------------------------------  -------------------------------------
                                  1997              1996                         1997              1996
                         ---------------------------------------------  -------------------------------------
Sales                        $ 9,402,761        $ 6,775,601                  $ 28,254,482      $  22,831,305
Cost of sales                  7,867,770          5,972,195                    24,474,966         20,222,420
                             -----------        -----------                  ------------      -------------
                               1,534,991            803,406                     3,779,516          2,608,885

Selling, general and
 and administrative
 expenses                        860,388            679,606                     2,231,040          1,998,476

INCOME FROM OPERATIONS           674,603            123,800                     1,548,476            610,409

Non-operating income
 (expense):
     Interest expense           (185,965)          (195,867)                     (561,608)          (609,863)
     Other                        23,063             20,422                        43,212             29,132
                             -----------        -----------                  ------------      -------------
                                (162,902)          (175,445)                     (518,396)          (580,731)

INCOME (LOSS) BEFORE
INCOME TAXES                     511,701            (51,645)                    1,030,080             29,678

Provision for
  income taxes                         0                  0                             0                  0
                             -----------        -----------                  ------------      -------------

NET INCOME (LOSS)            $   511,701        $   (51,645)                 $  1,030,080      $      29,678
                             ===========        ===========                  ============      =============

Weighted average number
 of shares of common
 shares and equivalent
 shares outstanding            4,000,875          3,780,525                     3,974,976          3,778,214

Earnings (loss)
 per share                   $      0.13        $     (0.01)                 $       0.26      $        0.01
                             ===========        ===========                  ============      =============






The accompanying notes are an integral part of these financial statements.

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1  FINANCIAL STATEMENTS


                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                      September 30        December 31
                                           1997             1996
                                         (Unaudited)       (Note)
                                     ----------------  ----------------
ASSETS

CURRENT ASSETS:
  Cash                                $    96,120       $     195,382
  Trade accounts receivable             3,427,903           3,407,924
  Inventories                          10,050,166           9,562,958
  Prepaid expenses and other              374,281             351,109
  Deferred income taxes                   540,877             540,877
                                      -----------       -------------
        TOTAL CURRENT ASSET            14,489,347          14,058,250

PROPERTY, PLANT, AND EQUIPMENT         14,585,655          13,043,442
 less-accumulated depreciation          7,511,172           7,570,308
                                      -----------       -------------

                                        7,074,483           5,473,134

OTHER ASSETS                              542,043             386,325
                                      -----------       -------------
                                      $22,105,873       $  19,917,709
                                      ===========       =============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                             September 30             December 31
                                                1997                    1996
                                             (Unaudited)               (Note)
                                             ------------             ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Revolving line of credit                   $  3,788,582             $  3,794,571
 Current portion of long-term debt               812,335                  402,267
 Trade accounts payable                        3,485,716                3,616,599
 Employee compensation and
    amounts withheld                             973,141                  737,827
 Accrued expenses                                959,899                  850,532
                                            ------------             ------------
    TOTAL CURRENT LIABILITIES                 10,019,673                9,401,796

LONG-TERM DEBT,
  less current portion                         4,957,018                4,509,991

OTHER LIABILITIES                                 12,000                   12,000

DEFERRED INCOME TAXES                            507,408                  521,000

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--3,833,875
    in 1997 and 3,753,875 in 1996                  9,585                    9,385
  Additional paid-in-capital                   8,697,578                8,649,340
  Accumulated deficit                         (1,961,278)              (2,991,358)
                                            ------------             ------------
                                               6,745,885                5,667,367
  Less deferred ESOP compensation
    expense                                     (136,111)                (194,445)
                                            ------------             ------------

                                               6,609,774                5,472,922


                                            $ 22,105,873             $ 19,917,709
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

                         EDAC TECHNOLOGIES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                            Nine Months Ended
                                                               September 30
                                                  --------------------------------
                                                       1997               1996
                                                  -------------     --------------
Operating Activities:
  Net income                                      $  1,030,080       $    29,678
  Depreciation and amortization                        736,703           651,441
  Changes in working capital items                    (316,561)        1,137,271
  Other                                                (22,549)           (9,000)
                                                  ------------       -----------
    Net cash provided by
     operating activities                            1,427,673         1,809,390

Investing Activities:
  Additions to property, plant
    and equipment                                   (2,327,423)         (313,843)
  Proceeds from sales of property
    plant and equipment                                 64,541            22,500
  Other                                               (163,597)                -
                                                  ------------       -----------

    Net cash used in investing
     activities                                     (2,426,479)         (291,343)


Financing Activities:
  Increase (decrease)in revolving
    line of credit                                     535,164        (1,232,568)
  Payment of equipment lines                          (541,153)                -
  Issuance of long term debt                         1,243,153                 -
  Payments of long term debt                          (386,058)         (298,906)
  Proceeds from exercise of options
    for common stock                                    48,438            42,374
                                                  ------------       -----------

    Net cash provided by (used in)
     investing activities                              899,544        (1,489,100)

(Decrease) increase in cash                            (99,262)           28,947
Cash at the beginning of year                          195,382           158,077
                                                  ------------       -----------

Cash at end of period                             $     96,120       $   187,024
                                                  ============       ===========





The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


Sales. The Company's sales increased $2,627,160 or 38.8% for the three months and $5,423,177 or 23.8% for the nine months ended September 30, 1997 compared to the comparable periods of 1996. The Company intends to take advantage of the continued strong aerospace market. Sales for the nine months ended September 30, 1997 exceeded the Company's forecast. The Company expects to exceed the yearly forecast of $36,000,000.


Cost of Sales. Cost of sales as a percent of total sales for the three and nine month periods ended September 30, 1997 were 83.7% and 86.6% compared to 88.1% and 88.6% for the comparable three and nine month periods ended September 30, 1996. The reduction for the three and nine month periods is due to continuous improvement developed by lean manufacturing techniques.


Selling, General & Administrative. Selling, general and administrative costs increased $232,564 or 11.6% for the nine month period ended September 30, 1997. The increase is due primarily to increases in personnel costs and selling expenses associated with increased revenues.


Interest. Interest expense for the nine months ended September 30, 1997 was $561,608, a decrease of $48,255 from the comparable period of 1996. The decrease is due primarily to lower interest rates charged in 1997 than in 1996 by the Company's bank. (Reference the Company's 1996 Annual Report).


Liquidity and Capital Expenditures. The Company is proceeding on its plan for capital acquisitions for 1997 of $4,400.000. Through the third quarter expenditures of $2,327,423 were made and an additional $113,095 was placed on deposit for machinery. As of September 30, 1997 these capital expenditures and deposits were funded out of operations and an advance on the Company's equipment line of credit of $702,000, resulting in a working capital decrease of $186,780 since December 31, 1996. (Reference the Company's 1996 Annual Report).

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


                                        EDAC TECHNOLOGIES CORPORATION


November 4, 1997                        By /s/  Ronald G. Popolizio
                                           ----------------------------
                                        Ronald G. Popolizio, Chief Financial
                                        Officer and duly authorized officer

                                 EXHIBIT INDEX




                                                      Page Number
                                                      in Sequential
 NUMBER                 DESCRIPTION                   Numbering System
 ------                 -----------                   --------- ------
 11             Statement Regarding Computation of
                Per Share Earnings

 27             Financial Data Schedule

(11)--STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

EDAC TECHNOLOGIES CORPORATION





                                          Three Months Ended                 Nine Months Ended
                                             September 30                      September 30
                                     ---------------------------         -------------------------
                                         1997            1996                1997          1996
                                     -----------     -----------         -----------    ----------
Primary:
  Average shares outstanding           3,832,208        3,711,040         3,796,653      3,677,207
  Net effect of dilutive
  stock options based on
  the treasury stock method
  using average market price             149,693           69,485           143,536        101,007
                                    ------------      -----------       -----------    -----------

            TOTALS                     3,981,901        3,780,525         3,940,189      3,778,214
                                    ============      ===========       ===========    ===========

            Net income (loss)       $    511,701      $   (51,645)      $ 1,030,080    $    29,678
                                    ============      ===========       ===========    ===========
            Net income (loss)
            per share               $       0.13      $     (0.01)      $      0.26    $      0.01
                                    ============      ===========       ===========    ===========

Fully diluted:
  Average shares outstanding           3,832,208        3,711,040         3,796,653      3,677,207
  Net effect of dilutive
  stock options based on
  the treasury stock method
  using quarter end market
  price if higher than
  average market price                   168,667           66,522           178,323         84,405
                                    ------------      -----------       -----------    -----------

            TOTALS                     4,000,875        3,777,562         3,974,976      3,761,612
                                    ============      ===========       ===========    ===========

            Net income (loss)       $    511,701      $   (51,645)      $ 1,030,080    $    29,678
                                    ============      ===========       ===========    ===========

            Net income (loss)
            per share               $       0.13      $     (0.01)      $      0.26    $      0.01
                                    ============      ===========       ===========    ===========