Form 10-K
period 1997-12-31
EDAC TECHNOLOGIES CORP
filed 1998-03-19
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES ACT OF 1934 FOR THE FISCAL YEAR DECEMBER 31, 1997.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the transition period from           to            .
                                       -----------  ------------

                         Commission file number 0-14275

                          Edac Technologies Corporation
             (Exact Name of Registrant as Specified in Its Charter)

          Wisconsin                                         39-1515599
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or                                         Identification No.)
Organization)

1806 New Britain Avenue, Farmington, Connecticut        06032
---------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:  (860)-677-2603

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of Each Exchange
       Title of Each Class            on Which Registered

             N/A                                   N/A
        ------------------                 ----------------
Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $.0025 par value
                 -------------------------------
                         (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                             ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 17, 1998, 3,834,550 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $9 3/8 average bid and ask price on that date in the over-the-counter market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $25,092,187.



                       DOCUMENTS INCORPORATED BY REFERENCE


                                                  Part of Form 10-K
                                               Into Which Portions of
     DOCUMENT                                 Document are Incorporated
     --------                                 -------------------------

Annual Report to Shareholders for the
  fiscal year ended December 31, 1997                     Part II


Proxy Statement relating to
  1998 Annual Meeting of Shareholders                     Part III

                                PART I
Item 1.   Business.

General

    Edac Technologies Corporation ("Edac" or the "Company") was formed in 1985 for the purpose of acquiring Gros-Ite Industries, Incorporated (which had three operating divisions: Time Engineering, Gros-Ite and Spectrum). In 1988 and 1989, Edac sold the assets of its other operations and now operates only the Gros-Ite division ("Gros-Ite").

Products

    Edac currently offers design and manufacturing services for the aerospace industry in areas such as special tooling, equipment and gauges, and components used in the manufacture, assembly and inspection of jet engines. Edac also specializes in the design and repair of precision spindles. Spindles are an integral part of numerous machine tools which are found in virtually any type of manufacturing environment.

    Edac maintains manufacturing facilities with computerized, numerically controlled machining centers, grinding, welding, and sheet metal fabrication, painting and assembly capabilities. Items manufactured by Edac include precision rings, and other components for jet engines, industrial spindles and specialized machinery designed by Edac or others and other assemblies requiring close tolerances.

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

    For its fiscal year ended December 31, 1997, approximately 68% and 4% of Edac's net sales were derived from sales to United Technologies Corporation and Zapata Technologies Inc., respectively.

    Approximately 7% of Edac's design business is done on a time and material basis based on hourly rates established annually. Most of Edac's manufacturing is done on a firm quotation basis. Less than 10% of Edac's net sales are attributable to government contracts subject to termination or re-negotiation at the option of the U.S. Government. United Technologies Corporation annually negotiates hourly billing rates for design work and is free to audit costs actually charged.

Backlog

    Edac's backlog as of December 31, 1997, was approximately $45,000,000 compared to $22,000,000 as of December 31, 1996. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as three years. Edac presently expects to complete approximately $28,000,000 of its December 31, 1997 backlog during the current fiscal year.

Employees

    As of March 9, 1998, Edac had approximately 226 employees.

Item 2.   Properties.

         The properties at 1790 and 1798 New Britain Avenue were renovated in 1997 to improve production, increase capacity and improve the appearance both interior and exterior. The building at 1806 New Britain Avenue was constructed in 1995 for the Company's developing Large Machining operation.

                          Square       Owned or       Principal
Address                    Feet         Leased         Activity
-------                    ----         ------         --------

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


1838 New Britain Ave.     10,000        Leased      Warehouse
Farmington, CT. 06032


(1) Property subject to mortgage securing certain corporate indebtedness.


Item 3.   Legal Proceedings.

    Edac is not a party to any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                               PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

    Information in response to this item is incorporated herein by reference to "Market Information" on page 12 of Edac's 1997 Annual Report to Shareholders.

Item 6.   Selected Financial Data.

    Information in response to this item is incorporated herein by reference to "Selected Financial Information" on page 13 of Edac's 1997 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Information in response to this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 16 of Edac's 1997 Annual Report to Shareholders.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk.

    The Company does not invest in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 8.   Financial Statements and Supplementary Data.

    Information in response to this item is incorporated herein by reference to pages 17 through 32 of Edac's 1997 Annual Report to Shareholders.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

    None.

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant.

    Information in response to this item is incorporated herein by reference to "Election of Directors" in Edac's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders ("Edac's 1998 Proxy Statement"), which will be filed within 120 days after the end of Edac's fiscal year ended December 31, 1997.

Item 11.   Executive Compensation.

    Information in response to this item is incorporated herein by reference to "Executive Compensation" in the 1998 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.

    Information in response to this item is incorporated herein by reference to "Principal Security Holders and Security Holdings of Management" in Edac's 1998 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions.

    Information in response to this item is incorporated herein by reference to "Certain Transactions" in Edac's 1998 Proxy Statement.




                                  PART IV

Item 14.   Exhibits, Financial Statement Schedule, and Reports on
           Form 8-K.


    (a)    Documents filed:

           1.  Financial Statements.

               The financial statements required to be filed by Item 8 hereof have been incorporated by reference to Edac's 1997 Annual Report to Shareholders and consist of the following:

                 Report of Independent Public Accountants

                 Consolidated Statements of Operations--Years ended December 31, 1997, 1996 and 1995.

                 Consolidated Balance Sheets--December 31, 1997 and 1996.

         ` Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995.

                 Consolidated Statements of Changes in Shareholders' Equity--Years ended December 31, 1997, 1996 and 1995.

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

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Shareholders and Board of Directors of Edac Technologies Corporation:




We have audited in accordance with generally accepted auditing standards the financial statements included in Edac Technologies Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 13, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule presented on Schedule II of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                    /s/Arthur Andersen LLP
Hartford, Connecticut
February 13, 1998

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 EDAC TECHNOLOGIES CORPORATION AND SUBSIDIARIES


  COL. A                                    COL B.                      COL. C                    COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                   Balance at Beginning   Charged to Costs  Charged to Other    Deductions   Balance at End
DESCRIPTION                               of Year           and Expenses     Accounts-Describe   Describe        of Year
---------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997:
Reserves and allowances deducted
from asset accounts:
Allowance for
doubtful accounts                  $  116,087             $ 47,287                  $0          (1)  38,374  $  125,000

Allowance for excess and obsolete
inventory and loss contracts        1,278,804                    0                   0          (2) 978,804     300,000

YEAR ENDED DECEMBER 31, 1996:
Reserves and allowances deducted
from asset accounts:
Allowance for
doubtful accounts                      40,000               76,087                   0                   0      116,087

Allowance for excess and obsolete
inventory and loss contracts        1,786,212                    0                   0          (2) 507,408   1,278,804

YEAR ENDED DECEMBER 31, 1995:
Reserves and allowances deducted
from asset accounts:
Allowance for
doubtful accounts                      40,000                    0                   0                    0      40,000

Allowance for excess and obsolete
inventory and loss contracts          886,085              900,127                   0                    0   1,786,212


(1) Represents write-off of specific accounts receivable.
(2) Represents disposition of inventory reserved against.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 17, 1998 by the undersigned, thereunto duly authorized.


                                                   EDAC TECHNOLOGIES CORPORATION


                                                   BY /s/ Edward J. McNerney
                                                      ------------------------
                                                          Edward J. McNerney,
                                                       Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                         Title                  Date

/s/John J. DiFrancesco .            Chairman of the Board     March 17, 1998
------------------------
   John J. DiFrancesco


/s/Edward J. McNerney  .            Chief Executive Officer,  March 17, 1998
------------------------            President and Director
   Edward J. McNerney


/s/Ronald G. Popolizio  .           Vice President and Chief  March 17, 1998
-------------------------           Financial Officer
   Ronald G. Popolizio              (Principal Financial and
                                    Accounting Officer)

/s/Francis W. Moskey   .            Vice-President            March 17, 1998
------------------------            and Director
   Francis W. Moskey


/s/Stephen G.W. Walk   .            Director                  March 17, 1998
------------------------
   Stephen G.W. Walk


/s/Arnold Sargis     .              Director                  March 17, 1998
----------------------
   Arnold Sargis



                      EXHIBIT INDEX


Exhibit                                                Sequential
Number                                                Page Number
------                                                -----------

 3.1        Edac's Amended and Restated               (1)
            Articles of incorporation

 3.2        Edac's By-Laws                            (5)

 4.1        Edac's Amended and Restated               (1)
            Articles of incorporation

 4.2        Sections of Edac's By-Laws                (5)

10.1        Consulting Agreement between              (1)
            Gros-Ite and William Giannone

10.2        Gros-Ite division Pension Plan            (1)

10.3        Edac Technologies Corporation             (2)
            Employee Stock Ownership Trust,
            effective May 1, 1989

10.4        $700,000 Limited Recourse Term            (2)
            Promissory Note dated May 12, 1989
            between the Plan and CNB

10.5        Edac Technologies Corporation             (3)
            1991 Stock Option Plan

10.6        $4,000,000 Term Promissory Note           (4)
            dated March 22, 1993 between
            Edac and Shawmut

10.7        Stock Option Agreement dated              (4)
            January 1, 1994 between Edac and
            Robert Whitty

10.8        Construction to Permanent Loan            (5)
            Promissory Note

10.9        Open-End Construction to Permanent        (5)
            Mortgage Deed

10.10       Sixth Amendment to Revolving Loan,        (5)
            Term Loan, Equipment Loan and
            Security Agreement

10.11       Modification of Construction to           (5)
            Permanent Loan Promissory Note
            and Open-End Construction to
            Permanent Mortgage Deed


10.12       Seventh Amendment to Revolving Loan,      (5)
            Term Loan, Equipment Loan and
            Security Agreement and
            Reaffirmation of Guarantees

10.13       Eighth Amendment to Revolving Loan,       (5)
            Term Loan, Equipment Loan and
            Security Agreement and
            eaffirmation of Guarantees,
            Modification of Notes and
            Reaffirmation of Guarantees

10.14       Seventh Modification Agreement to         (5)
            Open-End Mortgage Deed

10.15       Second Modification of Construction       (5)
            to Permanent Loan Promissory Note
            and Open-End Construction to
            Permanent Mortgage Deed

10.16       Edac Technologies Corporation             (6)
            1996 Stock Option Plan

10.17       Letter Agreement between Edac and         (6)
            Edward J. McNerney

10.18       Ninth Amendment to Revolving loan, Term   (7)
            Loan, Equipment Loan and Security
            Agreement, Modification of Notes and
            Reaffirmation of Guarantees

10.19       Amended and Restated Revolving Promissory (7)
            Note

10.20       Equipment Promissory Note III             (7)

10.21       Amended and Restated Promissory Note      (7)

10.22       Eighth Modification Agreement to Open-End (7)
            Mortgage Deed

10.23       Third Modification of Construction to     (7)
            Permanent Loan Promissory Note and
            Open-End Construction to Permanent
            Mortgage Deed

10.24       Employment letter from Edac to Ronald G.
            Popolizio

11          Statement regarding computation of
            earnings per share

13          Edac's 1997 Annual Report to Shareholders



23          Consent of Arthur Andersen LLP,
            independent public accountants

27          Financial Data Schedule


(1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission File No. 2-99491, Amendment No. 1.

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

(7) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.