Form 10-Q
period 1998-04-04
EDAC TECHNOLOGIES CORP
filed 1998-05-05
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 4, 1998
                                  -------------
                                       OR

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

                  1806 New Britain Avenue, Farmington, CT 06032
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (860) 677-2603
                                  -------------
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities' Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ____

APPLICABLE ONLY TO CORPORATE ISSUERS:

     On April 28, 1998 there were outstanding 3,834,550 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART 1 FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                     For the quarter ended
                                                     ----------------------
                                                     April 4,        March 31,
                                                       1998           1997
                                                  ------------    -----------
Sales                                            $ 12,706,125       $ 9,554,326
Cost of sales                                      10,395,937         8,449,046
                                                 ------------       -----------
                                                    2,310,188         1,105,280

Selling, general and
  administrative expenses                           1,115,361           663,474
                                                 ------------       -----------

INCOME FROM OPERATIONS                              1,194,827           441,806

Non-operating income
  (expense):
         Interest expense                            (227,045)         (205,775)
         Other                                          9,904            19,930
                                                 ------------       -----------
                                                     (217,141)         (185,845)

INCOME BEFORE INCOME TAXES                            977,686           255,961

Provision for income taxes                            312,000              -
                                                 ------------       -----------

NET INCOME                                       $    665,686       $   255,961
                                                 ============       ===========



Basic earnings per common share                  $       0.17       $      0.07
Diluted earnings per common share                $       0.16       $      0.07



The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      April 4       December 31
                                                      1998              1997
                                                    (Unaudited)        (Note)
                                                    ----------      -----------
ASSETS

CURRENT ASSETS:
  Cash                                             $    98,161       $   137,620
  Trade accounts receivable                          5,095,819         3,903,329
  Inventories                                        9,654,678        10,186,211
  Prepaid expenses and other                           106,193            44,138
  Deferred income taxes                                924,469           924,469
                                                   -----------       -----------
           TOTAL CURRENT ASSETS                     15,879,320        15,195,767


PROPERTY, PLANT, AND EQUIPMENT                      18,474,051        15,229,285
 less-accumulated depreciation                       7,911,359         7,644,959
                                                   -----------       -----------
                                                    10,562,692         7,584,326

OTHER ASSETS                                           794,275         1,069,483
                                                   -----------       -----------

                                                   $27,236,287       $23,849,576
                                                   ===========       ===========




Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                   April 4           December 31
                                                     1998                1997
                                                 (Unaudited)            (Note)
                                             ----------------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                        $  4,476,014     $  4,107,482
  Current portion of long-term debt                  1,170,437        1,018,928
  Trade accounts payable                             3,796,699        3,342,721
  Employee compensation and
         amounts withheld                            1,017,182        1,380,272
  Accrued expenses                                   1,050,260          845,528
                                                  ------------     ------------

         TOTAL CURRENT LIABILITIES                  11,510,592       10,694,931

LONG-TERM DEBT,
  less current portion                               7,254,801        5,368,882

OTHER LIABILITIES                                        9,000            9,000

DEFERRED INCOME TAXES                                  891,000          891,000

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--3,834,550
    in 1998 and 1997                                     9,586            9,586
  Additional paid-in-capital                         8,768,504        8,768,504
  Accumulated deficit                                 (629,524)      (1,295,210)
                                                  ------------     ------------
                                                     8,148,566        7,482,880

  Less deferred ESOP compensation
    expense                                            (97,222)        (116,667)
  Less unfunded accrued pension
         costs                                        (480,450)        (480,450)
                                                  ------------     ------------

                                                     7,570,894        6,885,763


                                                  $ 27,236,287     $ 23,849,576
                                                  ============     ============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     For the quarter ended
                                                     ---------------------
                                                    April 4,         March 31,
                                                      1998             1997
                                                 --------------    -----------
Operating Activities:
  Net income                                      $   665,686       $   255,961
  Depreciation and amortization                       322,068           242,568
  Changes in working capital items                   (427,392)          606,484
  Other                                                (6,905)             -
                                                  -----------       -----------
    Net cash provided by
     operating activities                             553,457         1,105,013

Investing Activities:
  Additions to property, plant
    and equipment                                  (3,294,461)         (209,376)
  Proceeds from sales of property
    plant and equipment                                23,000                 -
  Other                                               272,585            (8,392)
                                                  -----------       -----------
    Net cash used in investing
     activities                                    (2,998,876)         (217,768)


Financing Activities:
  Increase (decrease) in revolving
    line of credit                                    368,532          (949,682)
  Payment of equipment lines                                -          (541,153)
  Issuance of long term debt                        2,587,530           541,153
  Payments of long term debt                         (550,102)         (103,304)
  Proceeds from exercise of options
    for common stock                                        -            14,062
                                                  -----------       -----------
    Net cash provided by (used in)
     financing activities                           2,405,960        (1,038,924)

Decrease in cash                                      (39,459)         (151,679)
Cash at the beginning of year                         137,620           195,382
                                                  -----------       -----------

Cash at end of period                             $    98,161       $    43,703
                                                  ===========       ===========




The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 4, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the quarter ending April 4, 1998 are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The Company has changed its quarter end dates beginning with the first quarter of 1998. Quarter end dates for 1998 are April 4, 1998, July 4, 1998, October 3, 1998 and January 2, 1999. This change did not result in a material difference for the first quarter of 1998.

New Accounting Standard: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for separately reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Components of comprehensive income represent changes in equity resulting from transactions and other events and circumstances from nonowner sources. The Company adopted the standard on January 1, 1998. The adoption of this standard did not require any additional disclosure for the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales. The Company's sales in the first quarter of 1998 increased $3,151,799 or 33% compared to the first quarter of 1997. This increase is due mainly to increased sales in the Large Machining and Precision Engineered Solutions areas. The Company has made significant progress in adding new customers and diversifying its business. The Company's increase in sales was led by the Large Machining Division which had an increase of 159% in sales compared to the first quarter of 1997. The Company's backlog as of April 4, 1998 was approximately $46,000,000 compared to $45,000,000 as of December 31, 1997.

Cost of Sales. Cost of sales as a percentage of sales decreased by 6.6% of sales compared to the first quarter of 1997. This was achieved by increased sales in the higher margin divisions and the spreading of fixed overhead over higher production levels. Margins in all divisions were enhanced by continuous improvement techniques such as Kaizen, Lean Thinking, pull systems and Just in Time.

Selling, General & Administrative. Selling, general and administrative costs increased by $451,887 or 68.1% compared to the first quarter of 1997. This is due to increased personnel related expenses, professional expenses and advertising and promotional expenses.

Interest. Interest expense increased by $21,270 or 10.3% for the first quarter of 1998 compared to the first quarter of 1997. This was due to higher outstanding bank debt used to acquire new machinery.

Liquidity and Capital Expenditures. Working capital as of April 4, 1998 has decreased by $132,108 since December 31, 1997. Capital expenditures of $3,294,461 have been funded by the Company's main bank and an equipment financing company.

Management believes that the funds generated from operations and its credit facilities will be sufficient to meet the Company's cash requirements for 1998.

Certain matters described in this report are forward-looking statements and are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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


                                            EDAC TECHNOLOGIES CORPORATION


April 28, 1998                              By       /s/ Ronald G. Popolizio
                                              ------------------------------
                                            Ronald G. Popolizio, Chief Financial
                                            Officer and duly authorized officer

PART 11 -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITIS

     11  Statement re: Computation of earnings per share
     27  Financial Data Schedule

(b)  Reports on Form 8-K
     None