Form 10-Q
period 1998-07-04
EDAC TECHNOLOGIES CORP
filed 1998-08-18
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1998

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

                  1806 New Britain Avenue, Farmington, CT 06032
                    (Address of principal executive offices)

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

            On August 14, 1998 there were outstanding 4,259,380 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART 1 FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                             For the quarter ended             Six months ended
                            -----------------------           ------------------
                           July 4           June 30          July 4        June 30
                            1998             1997             1998          1997
                        ------------      ------------      ---------     ----------
Sales                   $10,625,889       $ 9,297,395      $23,332,014  $18,851,721
Cost of sales             8,254,242         8,158,150       18,650,179   16,607,196
                        -----------       -----------       ----------  -----------
                          2,371,647         1,139,245        4,681,835    2,244,525

Selling, general and
  and administrative
  expenses                1,147,081           707,178        2,262,442    1,370,652
                         ----------       -----------       ----------  -----------

INCOME FROM OPERATIONS    1,224,566           432,067        2,419,393      873,873

Non-operating income
  (expense):
      Interest expense     (277,306)         (169,868)        (504,351)    (375,643)
      Other                  18,709               219           28,613       20,149
                          ---------       -----------         --------   ----------
                           (258,597)         (169,649)        (475,738)    (355,494)

INCOME BEFORE
INCOME TAXES                965,969           262,418        1,943,655      518,379

Provision for
  income taxes              309,000                 0          621,000            0
                        -----------       -----------        ---------    ---------

NET INCOME              $   656,969      $    262,418       $1,322,655   $  518,379
                        ===========      =============      ==========   ==========


Basic earnings per
  common share          $      0.16       $      0.06      $      0.31    $    0.12
                        ===========       ============     ============   =========

Diluted earnings per
  common share          $      0.15      $       0.06      $      0.29    $    0.12
                        ===========       ============     ============   =========





The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                             July 4           December 31
                                               1998               1997
                                           (Unaudited)           (Note)
                                          -------------      --------------
ASSETS

CURRENT ASSETS:
  Cash                               $     16,121           $    137,620
  Trade accounts receivable             7,402,419              3,903,329
  Inventories                          11,792,704             10,186,211
  Prepaid expenses and other              618,704                 44,138
  Deferred income taxes                   924,469                924,469
                                     ------------           ------------
            TOTAL CURRENT ASSETS       20,754,417             15,195,767


PROPERTY, PLANT, AND EQUIPMENT         26,721,888             15,229,285
 less-accumulated depreciation          8,147,473              7,644,959
                                     ------------           ------------
                                       18,574,415              7,584,326

OTHER ASSETS
  Cost in excess of net assets
    Of business acquired               10,614,294                      -
  Other                                 1,387,704              1,069,483
                                     ------------           ------------
           TOTAL OTHER ASSETS          12,001,998              1,069,483
                                     ------------           ------------


                                     $ 51,330,830           $ 23,849,576
                                     ============           ============






Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                             July 4           December 31
                                              1998                1997
                                           (Unaudited)           (Note)
                                          ------------       -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit              $  7,803,710       $  4,107,482
  Current portion of long-term debt        1,396,206          1,018,928
  Trade accounts payable                   4,390,043          3,342,721
  Employee compensation and
      amounts withheld                     1,541,313          1,380,272
  Customer deposits                          595,891                  -
  Accrued expenses                         1,729,871            845,528
                                        ------------       ------------

      TOTAL CURRENT LIABILITIES           17,457,034         10,694,931

LONG-TERM DEBT,
  less current portion                    24,667,835          5,368,882

OTHER LIABILITIES                              9,000              9,000

DEFERRED INCOME TAXES                        891,000            891,000

COMMITMENTS AND CONTINGENT
  LIABILITIES (NOTE B)

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--4,259,380
    in 1998 and 3,834,550 in 1997             10,648              9,586
  Additional paid-in-capital               8,826,096          8,768,504
  Retained earnings(deficit)                  27,445         (1,295,210)
                                        ------------       ------------
                                           8,864,189          7,482,880

  Less deferred ESOP compensation
    expense                                  (77,778)          (116,667)
  Less unfunded accrued pension costs       (480,450)          (480,450)
                                        ------------       ------------
                                           8,305,961          6,885,763


                                        $ 51,330,830       $ 23,849,576
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

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Six Months Ended
                                                     ------------------
                                                   July 4           June 30
                                                ------------      ------------
                                                    1998             1997
                                                ------------      ------------

Operating Activities:
  Net income                                   $1,322,655         $  518,379
  Depreciation and amortization                   644,135            485,135
  Changes in working capital items               (167,846)          (118,322)
  Other                                           (19,737)           (13,723)
                                               ----------         ----------
    Net cash provided by
     operating activities                       1,779,207            871,469

Investing Activities:
  Additions to property, plant
    and equipment                              (5,294,257)          (783,484)
  Proceeds from sales of property
    plant and equipment                            39,605              6,441
  Acquisition of
    Apex Machine Tool Co.                     (19,853,700)                 -
  Other                                           433,880           (141,814)
                                               ----------         ----------
    Net cash used in investing
     activities                               (24,674,472)          (918,857)


Financing Activities:
  Increase (decrease) in revolving
    line of credit                              3,696,228            133,394
  Payment of equipment lines                         -              (541,153)
  Issuance of long term debt                   20,955,772            541,153
  Payments of long term debt                   (1,279,541)          (240,777)
  Financing fees                                 (657,347)                 -
  Proceeds from exercise of options
    for common stock                               58,654             28,125
                                               ----------         ----------

    Net cash provided by (used in)
     financing activities                      22,773,766            (79,258)

Decrease in cash                                 (121,499)          (126,646)
Cash at the beginning of year                     137,620            195,382
                                               ----------         ----------

Cash at end of period                          $   16,121         $   68,736
                                               ==========         ==========




The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 4, 1998


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the six month period ending July 4, 1998 are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The Company has changed its quarter end dates beginning with the first quarter of 1998. Quarter end dates for 1998 are April 4, 1998, July 4, 1998, October 3, 1998 and January 2, 1999. This change did not result in a material difference for the three or six month periods ended July 4, 1998.

New Accounting Standard: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for separately reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Components of comprehensive income represent changes in equity resulting from transactions and other events and circumstances from nonowner sources. The Company adopted the standard on January 1, 1998. The adoption of this standard did not require any additional disclosure for the three or six month periods ended July 4, 1998.

Earnings per Share: On July 1, 1998 the Company paid a ten percent stock dividend to all shareholders of record as of June 16, 1998. In accordance with SFAS No.128, "Earnings Per Share", earnings per share calculations for prior periods presented on the accompanying financial statements and on Exhibit 11 have been restated based on the new number of shares.


NOTE B -- ACQUISITION OF APEX MACHINE TOOL COMPANY, INC.

On June 29, 1998, the Company completed its acquisition of the net assets of Apex Machine Tool Company, Inc.(Apex). In addition, the Company purchased two buildings from certain shareholders of Apex. This transaction was accounted for as an asset purchase; accordingly the purchase price was allocated to assets acquired based upon their estimated fair market value at the date of acquisition as follows:

    Accounts receivable                  2,735,406
    Inventories                          1,480,152
    Receivable from former
      Apex shareholders                    470,922
    Prepaid expense and other               31,311
    Property plant & equipment           6,315,700
    Covenant not to compete                100,000
    Cost in excess of net assets
      of business acquired              10,614,294
    Accounts payable and
      Accrued expenses                  (1,894,085)
                                       ------------
        Total purchase price            19,853,700



The receivable from the former shareholders of Apex represents the adjustment to the purchase price for the difference in adjusted net book value of Apex Machine Tool Company from November 30, 1997 to June 29, 1998. A contingent purchase option was also executed calling for the purchase of 55 Spring Lane in Farmington, CT for $1,135,600 which was not closed as of July 4, 1998. The acquisition was principally funded through borrowings under the Company's revolving credit facility and borrowing under a $14,000,000 term promissory note with the Company's principal lender due as follows: (a) monthly principal payments of $83,333 commencing July 1, 1999 and continuing through June 1, 2002,
(b) monthly payments of $250,000 commencing on July 1, 2002 and continuing through June 1, 2003 and (c) monthly payments of $333,333 commencing July 1, 2003 and continuing through June 1, 2005. Interest is charged monthly at LIBOR plus 1 1/2. The seller also provided a seller note totaling $2,710,687 relating to the purchase of the two buildings used in the operation of Apex. This note requires interest at the rate of 10.12% and is payable on January 1, 2000.

Proforma financial statements relating to the acquisition of Apex will be filed with the Securities and Exchange Commission by September 14, 1998 under the Form 8K/A.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales. The Company's sales increased $1,328,494 or 14.3% for the three months and $4,480,293 or 23.8% for the six months ended July 4, 1998 compared to the comparable periods of 1997. These increases are mainly due to increased sales in the Large Turning and Precision Engineered Solutions areas.

Cost of Sales. Cost of sales as a percent of sales decreased by 10.0% of sales for the three months and by 8.2% for the six month periods ended July 4, 1998 compared to the comparable periods of 1997. This was achieved by increased sales in the higher margin divisions and the spreading of fixed overhead over higher production levels. Margins in all divisions were enhanced by continuous improvement techniques such as Kaizen, Lean Thinking, pull systems and Just in Time.


Selling, General & Administrative. Selling, general and administrative costs increased $439,903 for the three months and $891,790 for the six months ended July 4, 1998 compared to the comparable periods of 1997. The increase is due to increased personnel related expenses, selling expenses, professional expenses and advertising and promotional expenses.


Interest. Interest expense increased $107,438 or 63.2% for the three months and $128,708 or 34.3% for the six months ended July 4, 1998. This was due to higher outstanding bank debt used to acquire new machinery.


Liquidity and Capital Expenditures. Working capital as of July 4, 1998 has decreased by $1,203,453 since December 31, 1997. Capital expenditures of $5,294,257 have been funded by the Company's bank and an equipment financing company.

The Apex acquisition was principally funded through borrowings under the Company's revolving credit facility and borrowing under a $14,000,000 term promissory note with the Company's principal lender due as follows: (a) monthly principal payments of $83,333 commencing July 1, 1999 and continuing through June 1, 2002, (b) monthly payments of $250,000 commencing on July 1, 2002 and continuing through June 1, 2003 and (c) monthly payments of $333,333 commencing July 1, 2003 and continuing through June 1, 2005. Interest is charged monthly at LIBOR plus 1 1/2. The seller also provided a seller note totaling $2,710,687 relating to the purchase of the two buildings used in the operation of Apex. This note requires interest at the rate of 10.12% and is payable on January 1, 2000.

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

      Current Report dated June 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EDAC TECHNOLOGIES CORPORATION


August 17, 1998                     By /s/  Ronald G. Popolizio
                                       ---------------------------------
                                    Ronald G. Popolizio, Chief Financial
                                    Officer and duly authorized officer

                                  EXHIBIT INDEX



                                                                           Page Number
                                                                           in Sequential
NUMBER            DESCRIPTION                                              Numbering System
------            -----------                                              ----------------
11          Statement Regarding Computation of
            Per Share Earnings


27.1        Financial Data Schedule

27.2        Financial Data Schedule

99.1        Asset Purchase Agreement dated as of May 13, 1998 by                   (1)
            and among Edac Technologies Corporation, Apex Acquisition Corp.,
            Apex Machine Tool Company, Inc., Gerald S. Biondi, James G Biondi
            and Michael Biondi.

99.2        Purchase Agreement dated as of May 13, 1998 by and                     (1)
            between Edac Technologies Corporation, Gerald S. Biondi, James G.
            Biondi and Michael Biondi providing for the acquisition of the real estate located at 17 and 21 Spring Lane, Farmington, Connecticut.


99.3        Guaranty Agreement dated as of June 30, 1998 by and                    (1)
            among Edac Technologies Corporation, as guarantor, Apex Acquisition
            Corporation, Gerald S. Biondi, James G. Biondi and Michael Biondi
            pursuant to which Edac Technologies Corporation has guaranteed all of the Obligations of Apex Acquisition Corporation under the real estate purchase agreement.

99.4        Promissory note payable by Apex Acquisition Corporation to             (1)
            Gerald S. Biondi, James G. Biondi and Michael Biondi under the real estate purchase Agreement.

99.5        Purchase agreement dated as of May 13, 1998 by and                     (1)
            Between Edac Technologies Corporation, Gerald S.
            Biondi and James G. Biondi providing for the
            Acquisition, after the satisfaction of certain
            Pre-closing conditions, by Edac Technologies
            Corporation or its wholly owned subsidiary of the
            property located at 55 Spring Lane, Farmington,
            Connecticut.

99.6        Eleventh Amendment to Loans and Security Agreement,                    (1)
            Modification of Notes and Reaffirmation of Guaranties
            Dated as of June 30, 1998 by and among Fleet National
            Bank, Edac Technologies Corporation, Gros-Ite
            Industries, Inc. and Apex Acquisition Corporation.

99.7        Second Amended and Restated Promissory note dated as of June 30,
            1998 in the original principal amount of $13 million payable by Edac
            Technologies Corporation to Fleet National Bank.


99.8        Term Promissory Note dated June 30, 1998 in the                        (1)
            principal amount of $14 million payable by Edac
            Technologies Corporation to Fleet National Bank.

99.9        Fourth Modification of Construction to Permanent Loan                  (1)
            Promissory Note and Open-End Construction to Permanent Mortgage Deed
            dated as of June 30, 1998 by and among Edac Technologies Corporation and Fleet National Bank.

99.10       Ninth Modification Agreement to Open-End Mortgage Deed dated as        (1)
            of June 30, 1998 by and between Edac Technologies Corporation and
            Fleet National Bank.

99.11       Guaranty Agreement dated as of June 30, 1998 from each                 (1)
            of Apex Acquisition Corporation and Gros-Ite Industries,
            Inc. to Fleet National Bank.

99.12       Open-End Mortgage Deed, Security Agreement, Collateral                 (1)
            Assignment of Rents and Financing Statement dated as of June 30,
            1998 by and between Edac Technologies Corporation and Fleet National
            Bank.

99.13       Security Agreement dated as of June 30, 1998 by and                    (1)
            Between Apex Acquisition Corporation and Fleet National
            Bank.

99.14       Hazardous Substances and Indemnity Agreement dated as of               (1)
            June 30, 1998 by and among Edac Technologies
            Corporation, Apex Acquisition Corporation, Gros-Ite
            Industries, Inc. and Fleet National Bank.



(1) Exhibit incorporated by reference to the Company's current report on Form 8-K dated June 30, 1998.