Form 10-Q
period 1998-10-03
EDAC TECHNOLOGIES CORP
filed 1998-11-17
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1998
                                               -----------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period             to
                          -----------    ------------


                         Commission file number: 0-14275

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

         On November 13, 1998 there were outstanding 4,261,580 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART 1 FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS


                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                   October 3    December 31
                                     1998          1997
                                  (Unaudited)     (Note)
                                 ------------  ------------
ASSETS

CURRENT ASSETS:
  Cash                           $    23,987   $   137,620
  Trade accounts receivable        6,509,169     3,903,329
  Inventories                     12,681,432    10,186,211
  Prepaid expenses and other         439,188        44,138
  Deferred income taxes              924,469       924,469
                                 -----------   -----------
         TOTAL CURRENT ASSETS     20,578,245    15,195,767


PROPERTY, PLANT, AND EQUIPMENT    27,066,757    15,229,285
 less-accumulated depreciation     8,270,788     7,644,959
                                 -----------   -----------
                                  18,795,969     7,584,326

OTHER ASSETS
  Cost in excess of net assets
    Of business acquired          11,430,077          --
  Other                            1,252,347     1,069,483
                                 -----------   -----------
          TOTAL OTHER ASSETS      12,682,424     1,069,483


                                 $52,056,638   $23,849,576
                                 ===========   ===========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          October 3        December 31
                                                             1998             1997
                                                         (Unaudited)         (Note)
                                                         ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                               $  8,238,651    $  4,107,482
  Current portion of long-term debt                         1,758,780       1,018,928
  Trade accounts payable                                    3,745,407       3,342,721
  Employee compensation and
         amounts withheld                                   1,938,811       1,380,272
  Customer deposits                                           397,082            --
  Accrued expenses                                          2,098,348         845,528
                                                         ------------    ------------

         TOTAL CURRENT LIABILITIES                         18,177,079      10,694,931

LONG-TERM DEBT,
  less current portion                                     24,371,778       5,368,882

OTHER LIABILITIES                                               9,000           9,000

DEFERRED INCOME TAXES                                         891,000         891,000

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--4,261,580
    in 1998 and 3,834,550 in 1997                              10,654           9,586
  Additional paid-in-capital                                8,828,840       8,768,504
  Retained earnings(deficit)                                  307,070      (1,295,210)
                                                         ------------    ------------
                                                            9,146,564       7,482,880

  Less deferred ESOP compensation
    expense                                                   (58,333)       (116,667)
  Less unfunded accrued pension costs                        (480,450)       (480,450)
                                                         ------------    ------------
                                                            8,607,781       6,885,763


                                                         $ 52,056,638    $ 23,849,576
                                                         ============    ============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                For the quarter ended        For the nine months ended
                              October 3      September 30       October 3   September
                                 1998           1997             1998           1997
                            ------------    ------------    ------------    ------------

Sales                       $ 14,163,423    $  9,402,761    $ 37,495,437    $ 28,254,482
Cost of sales                 11,709,987       7,867,770      30,360,166      24,474,966
                            ------------    ------------    ------------    ------------
                               2,453,436       1,534,991       7,135,271       3,779,516

Selling, general and
  and administrative
  expenses                     1,365,635         860,388       3,628,077       2,231,040

INCOME FROM OPERATIONS         1,087,801         674,603       3,507,194       1,548,476

Non-operating income
  (expense):
         Interest expense       (686,451)       (185,965)     (1,190,802)       (561,608)
         Other                    20,275          23,063          48,888          43,212
                            ------------    ------------    ------------    ------------
                                (666,176)       (162,902)     (1,141,914)       (518,396)

INCOME BEFORE
  INCOME TAXES                   421,625         511,701       2,365,280       1,030,080

Provision for
  income taxes                   142,000               0         763,000               0
                            ------------    ------------    ------------    ------------

NET INCOME                  $    279,625    $    511,701    $  1,602,280    $  1,030,080
                            ============    ============    ============    ============

Basic earnings per
  common share              $       0.07    $       0.12    $       0.38    $       0.25
                            ============    ============    ============    ============

Diluted earnings per
 common share               $       0.06    $       0.12    $       0.36    $       0.24
                            ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                            Nine Months Ended
                                            -----------------
                                        October 3    September 30
                                          1998             1997
                                      ------------    ------------
Operating Activities:
  Net income                          $  1,602,280    $  1,030,080
  Depreciation and amortization          1,156,288         736,703
  Changes in working capital items        (540,486)       (316,561)
  Other                                    (32,951)        (22,549)
                                      ------------    ------------
    Net cash provided by
     operating activities                2,185,131       1,427,673

Investing Activities:
  Additions to property, plant
    and equipment                       (5,904,267)     (2,327,423)
  Proceeds from sales of property,
    plant and equipment                     58,358          64,541
  Acquisition of
    Apex Machine Tool Co.              (19,853,700)
  Other                                    122,872        (163,597)
                                      ------------    ------------
    Net cash used in investing
     activities                        (25,576,737)     (2,426,479)


Financing Activities:
  Increase in revolving
    line of credit                       4,131,169         535,164
  Payment of equipment lines                    --        (541,153)
  Issuance of long term debt            20,916,954       1,243,153
  Payments of long term debt            (1,174,206)       (386,058)
  Financing fees                          (657,348)
  Proceeds from exercise of options
    for common stock                        61,404          48,438
                                      ------------    ------------

    Net cash provided by
     investing activities               23,277,973         899,544

Decrease in cash                          (113,633)        (99,262)
Cash at the beginning of year              137,620         195,382
                                      ------------    ------------

Cash at end of period                 $     23,987    $     96,120
                                      ============    ============

The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 3, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the nine month period ending October 3, 1998 are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The Company has changed its quarter end dates beginning with the first quarter of 1998. Quarter end dates for 1998 are April 4, 1998, July 4, 1998, October 3, 1998 and January 2, 1999. This change did not result in a material difference for the three or nine month periods ended October 3, 1998.

New Accounting Standard: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for separately reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Components of comprehensive income represent changes in equity resulting from transactions and other events and circumstances from nonowner sources. The Company adopted the standard on January 1, 1998. The adoption of this standard did not require additional disclosure for the three or nine month periods ended October 3, 1998.

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



NOTE B -- ACQUISITION OF APEX MACHINE TOOL COMPANY, INC.

On June 29, 1998, the Company completed its acquisition of certain assets and liabilities of Apex Machine Tool Company, Inc.(Apex). In connection with this acquisition, the Company purchased two buildings from certain shareholders of Apex. This transaction was recorded as required under purchase accounting; accordingly the purchase price was allocated to assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

    Accounts receivable                  2,669,637
    Inventories                          1,473,293
    Receivable from former
      Apex shareholders                    262,231
    Prepaid expense and other               27,353
    Property plant & equipment           6,315,700
    Covenant not to compete                100,000
    Cost in excess of net assets
      of business acquired              11,093,502
    Accounts payable and
      Accrued expenses                  (2,088,016)
        Total purchase price            19,853,700

The receivable from the former shareholders of Apex represents the adjustment to the purchase price for the difference in adjusted net book value of Apex Machine Tool Company from November 30, 1997 to June 29, 1998. A contingent purchase option was also executed calling for the purchase of 55 Spring Lane in Farmington, CT for $1,135,600 which was not closed as of October 3, 1998. The acquisition was principally funded through borrowings under the Company's revolving credit facility and borrowing under a $14,000,000 term promissory note with the Company's principal lender due as follows: (a) monthly principal payments of $83,333 commencing July 1, 1999 and continuing through June 1, 2002,
(b) monthly payments of $250,000 commencing on July 1, 2002 and continuing through June 1, 2003 and (c) monthly payments of $333,333 commencing July 1, 2003 and continuing through June 1, 2005. Interest is charged monthly at LIBOR plus 1 1/2. The seller also provided a seller note totaling $2,710,687 relating to the purchase of the two buildings used in the operation of Apex. This note requires interest at the rate of 10.12% and is payable on January 1, 2000.

Proforma financial statements relating to the acquisition of Apex were filed with the Securities and Exchange Commission on September 14, 1998 under the Form 8-K/A.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As mentioned in the 1997 Annual Report, towards the end of the 4th quarter 1997, the Company had been successful in obtaining new business from new aerospace customers. We are pleased to say that while we have continued to grow in our aerospace markets, we have also grown in new non aerospace markets. During 1997 our largest aerospace customer represented 66% of our sales. Through the third quarter while our sales with this customer have grown, they now represent only 55% of Gros-Ite's sales. We expect this trend to continue through 1999 as we grow at a faster rate with our new customers.

With the acquisition of Apex, our largest aerospace customer now accounts for only 44% of Edac's overall sales.

Sales. The Company's sales increased $4,760,661 or 50.6% for the three months and $9,240,954 or 32.7% for the nine months ended October 3, 1998 compared to the comparable periods of 1997. These increases are mainly due to increased sales in the Large Turning and Precision Engineered Solutions areas. In addition, we acquired the Apex Machine Tool Company, Inc. on June 29, 1998. Sales for their third quarter are included for that period.

Cost of Sales. Cost of sales as a percent of sales decreased by 1.0% of sales for the three months and by 5.6% of sales for the nine month period ended October 3, 1998 compared to the comparable periods of 1997. This was achieved by increased sales in the higher margin divisions and the spreading of fixed overhead over higher production levels. Margins in all divisions were enhanced by continuous improvement techniques such as Kaizen, Lean Thinking, pull systems and Just in Time.

Selling, General & Administrative. Selling, general and administrative costs increased $505,247 for the three months and $1,397,037 for the nine month period ended October 3, 1998 compared to the comparable periods of 1997. The increase is due to the addition of Apex for the third quarter and increased personnel related expenses, selling, professional, advertising and promotional expenses.

Interest. Interest expense increased $500,486 or 269.1% for the three months and $629,194 or 112.0% for the nine months ended October 3, 1998. This increase reflects the acquisition of Apex Machine Tool Company on June 29, 1998 and higher bank debt to acquire new machinery.

Liquidity and Capital Expenditures. Working capital as of October 3, 1998 has decreased by $2,099,670 since December 31, 1997. Capital expenditures of $5,904,267 have been funded by the Company's bank and an equipment financing company.

The Apex acquisition was principally funded through borrowings under the Company's revolving credit facility and borrowing under a $14,000,000 term promissory note with the Company's principal lender due as follows: (a) monthly principal payments of $83,333 commencing July 1, 1999 and continuing through June 1, 2002, (b) monthly payments of $250,000 commencing on July 1, 2002 and continuing through June 1, 2003 and (c) monthly payments of $333,333 commencing July 1, 2003 and continuing through June 1, 2005. Interest is charged monthly at LIBOR plus 1 1/2. The seller also provided a seller note totaling $2,710,687 related to the purchase of the two buildings used in the operation of Apex. This note bears interest at the rate of 10.12% and is payable on January 1, 2000.

Management believes that the funds generated from operations and its credit facilities will be sufficient to meet the Company's cash requirements for 1998.

Other Matters

The "Year 2000" (or "Y2K") issue effects computer and information technology ("IT") systems, as well as non-IT systems which include embedded technology such as micro-processors and micro-controllers (or micro-chips) that have date sensitive programs that do not properly recognize the year 2000. Systems that do not properly recognize such information could generate inaccurate data or cause a system to fail, resulting in a business interruption.

The Company has completed a comprehensive inventory and assessment of its existing IT and non-IT systems and those of the Company's suppliers. This assessment included obtaining written assurances from key vendors and suppliers if possible. Costs incurred to date have been minimal.

The Company believes, based on preliminary information, that the costs associated with remediation and verification to become Y2K compliant will not have a material adverse impact on the Company's financial position, results of operations or cash flow.

Although the Company has taken steps to address the Y2K problem, there can be no assurance that the failure of the Company and/or its material third parties to timely attain Y2K compliance or that the failures and/or impacts of broader compliance failures by telephone, mail, data transfer or other utility or general service providers of government or private entities will not have a material adverse effect on the Company. Further, there can be no assurance that the costs associated with achieving such compliance or any failure to become Y2K compliant will not be material to the Company's financial position, its results of operations, or its cash flows.

All statements other than historical statements contained in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, statements about the Company's Year 2000 compliance and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to, the risk factors set forth in the Company's annual report on Form 10-K for the year ended December 31, 1997. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1  Edac's Amended and Restated Articles of
           Incorporation

     3.2  Edac's By-laws

     11   Statement re:  computation of earnings per share

     27   Financial Data Schedule

     99 Agreement Regarding Purchase Price Adjustments dated September 24, 1998 by and between Edac Technologies Corporation, Apex Machine Tool Company, Inc., Biondi Tool Company, Inc., Gerald S. Biondi, James G. Biondi and Michael Biondi.


(b)  Reports on Form 8-K

     Current report dated June 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EDAC TECHNOLOGIES CORPORATION


November 16, 1998                 By /s/  Ronald G. Popolizio
                                    ---------------------------------------
                                  Ronald G. Popolizio, Chief Financial
                                  Officer and duly authorized officer

                                  EXHIBIT INDEX


                                                                                        Page Number
                                                                                        in Sequential
NUMBER            DESCRIPTION                                                           Numbering System
------            -----------                                                           ----------------
3.1      Edac's Amended and Restated Articles of                                              (1)
          Incorporation

3.2      Edac's By-laws                                                                       (2)

11       Statement Regarding Computation of
          Per Share Earnings

27       Financial Data Schedule

99 Agreement Regarding Purchase Price Adjustments dated September 24, 1998 by and between Edac Technologies Corporation,
         Apex Machine Tool Company, Inc., Biondi Tool Company, Inc., Gerald S.
         Biondi, James G. Biondi and Michael Biondi.


(1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission file No.
         2-99491, Amendment No. 1.

(2) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.