Form 10-K
period 1998-01-02
EDAC TECHNOLOGIES CORP
filed 1999-04-01
CIK 772572

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 2, 1999.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the transition period from           to            .


                        Commission file number  0-14275
                        -------------------------------

                         Edac Technologies Corporation
                         -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Wisconsin                                39-1515599
-------------------------------               -----------------
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or                              Identification No.)
Organization)

1806 New Britain Avenue, Farmington, Connecticut                        06032
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:  (860)-677-2603

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of Each Exchange
      Title of Each Class             on Which Registered

             N/A                                   N/A
------------------------------        ----------------

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0025 par value
-------------------------------------------------------
                                (Title of class)

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
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 3, 1999, 4,269,080 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $4 7/8 closing price on that date on the Nasdaq National Market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $15,691,000.



                    DOCUMENTS INCORPORATED BY REFERENCE


                                                  Part of Form 10-K
                                                Into Which Portions of
     DOCUMENT                                 Document are Incorporated
     --------                                 -------------------------

Annual Report to Shareholders for the
  fiscal year ended January 2, 1999                     Part II


Proxy Statement relating to
  1999 Annual Meeting of Shareholders                   Part III



All statements other than historical statements contained in this report on Form 10-K or deemed to be contained herein due to incorporation by reference to a different document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, statements about the Company's Year 2000 compliance and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the integration of the Company's Apex operations; the ability of the Company's customers and suppliers to adequately address their Year 2000 issues; and the Company's continued ability to attract and retain qualified employees. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                PART I
ITEM 1.   BUSINESS.

General

    Edac Technologies Corporation ("Edac" or the "Company") was formed in 1985 for the purpose of acquiring Gros-Ite Industries, Incorporated (which had three operating divisions: Time Engineering, Gros-Ite and Spectrum). In 1988 and 1989, Edac sold the assets of the Time Engineering and Spectrum operations. On June 29, 1998 Edac purchased certain assets and liabilities of the Apex Machine Tool Company, Inc.

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

    Many companies also compete with Edac's manufacturing operations. However, Edac believes that it will be able to compete effectively with these firms on price, ability to meet customer deadlines and the stringent quality control standards it employs. Edac also believes that its integration of design and manufacturing capabilities offers a competitive advantage.

    Edac's manufactured products are sold primarily through individual purchase orders on a quotation or bid basis. Its sales personnel and management maintain contacts with purchasing sources to keep informed as to manufacturing projects available for quotation. Edac occasionally enters into annual manufacturing contracts on specific components.

    For its fiscal years ended January 2, 1999, December 31, 1997 and 1996, approximately 51%, 68% and 67%, respectively, of Edac's sales were sales to United Technologies Corporation.

Approximately 6% of Edac's business is done on a time and material basis based on hourly rates established annually. Most of Edac's manufacturing is done on a firm quotation basis. Less than 10% of Edac's sales are attributable to government contracts subject to termination or re-negotiation at the option of the U.S. Government. United Technologies Corporation annually negotiates hourly billing rates for design work and is free to audit costs actually charged.

Backlog

    Edac's backlog as of January 2, 1999, was approximately $36,000,000 compared to $45,000,000 as of December 31, 1997. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as three years. Edac presently expects to complete approximately $22,000,000 of its January 2, 1999 backlog during the 1999 fiscal year.

Employees

    As of March 1, 1999, Edac had approximately 387 employees.


ITEM 2.   PROPERTIES.

         The properties at 1790 and 1798 New Britain Avenue were renovated in 1997 to improve production, increase capacity and improve the appearance of both the interior and exterior. The building at 1806 New Britain Avenue was constructed in 1995 for the Company's developing Large Machining operation.


                          Square       Owned or       Principal
Address                    Feet         Leased         Activity
-------                    ----         ------         --------

1790 New Britain Ave.     47,000        Owned       Manufacturing
Farmington, CT. 06032                     *         Design engineering
                                                    services


1798 New Britain Ave.     20,800        Owned       Design and manu-
Farmington, CT. 06032                     *         facture of spindles
                                                    and specialized
                                                    machines

1806 New Britain Ave.    19,200         Owned       Manufacturing
Farmington, CT. 06032                     *

21 Spring Lane             44,000       Owned       Manufacturing
Farmington, CT  06032                     *         Design engineering
                                                    services

1838 New Britain Ave.      3,000        Leased      Warehouse
Farmington, CT. 06032

17 Spring Lane             7,500        Owned       Rental income
Farmington, CT  06032                     *



* Property subject to mortgage securing certain corporate indebtedness.




ITEM 3.   LEGAL PROCEEDINGS.

    Edac is not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 2, 1999.

                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

         Information in response to this item is incorporated herein by reference to "Market Information" on page 13 of Edac's 1998 Annual Report to Shareholders.

ITEM 6.   SELECTED FINANCIAL DATA.

         Information in response to this item is incorporated herein by reference to "Selected Financial Information" on page 13 of Edac's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 15 of Edac's 1998 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company does not invest in derivative financial instruments, other financial instruments or derivative commodity instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information in response to this item is incorporated herein by reference to pages 16 through 30 of Edac's 1998 Annual Report to Shareholders.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.




                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information in response to this item is incorporated herein by reference to "Election of Directors" in Edac's definitive
Proxy Statement for its 1999 Annual Meeting of Shareholders ("Edac's 1999 Proxy Statement"), which will be filed within 120 days after the end of Edac's fiscal year ended January 2, 1999.

ITEM 11.   EXECUTIVE COMPENSATION.

    Information in response to this item is incorporated herein by reference to "Executive Compensation" in the 1999 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

    Information in response to this item is incorporated herein by reference to "Principal Security Holders and Security Holdings of Management" in Edac's 1999 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information in response to this item is incorporated herein by reference to "Certain Transactions" in Edac's 1999 Proxy Statement.




                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
           FORM 8-K.


    (a)    Documents filed:

           1.  Financial Statements.

                 The financial statements required to be filed by Item 8 hereof have been incorporated by reference to Edac's 1998 Annual Report to Shareholders and consist of the following:

                 Report of Independent Public Accountants

                 Consolidated Statements of Operations--Years ended January 2, 1999 and December 31, 1997 and 1996.

                 Consolidated Balance Sheets--January 2, 1999 and
                 December 31, 1997.

                 Consolidated Statements of Cash Flows--Years ended January 2, 1999 and December 31, 1997 and 1996.

                 Consolidated Statements of Changes in Shareholders' Equity--Years ended January 2, 1999 and December
                 31, 1997 and 1996.

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

    (b)  Reports on Form 8-K

         Edac did not file any reports on Form 8-K during the last quarter of the period covered by this Form 10-K.

    (c)  Exhibits:

         See Exhibit Index included as the last part of this Report, which Index is incorporated herein by this reference.

    (d)  Financial Statements and Schedules

         Refer to Item 14(a) above for listing of financial statements and schedule.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Shareholders and Board of Directors of

         Edac Technologies Corporation:




We have audited in accordance with generally accepted auditing standards the financial statements included in Edac Technologies Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule presented on Schedule II of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       /s/ARTHUR ANDERSEN LLP



Hartford, Connecticut
February 12, 1999

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 EDAC TECHNOLOGIES CORPORATION AND SUBSIDIARIES




------------------------------------------------------------------------------------------------------------------------------------
                 COL. A                      COL. B                         COL. C                   COL. D              COL. E
------------------------------------------------------------------------------------------------------------------------------------

                                                                          ADDITIONS
                                     Balance at Beginning  Charged to Costs    Charged to Other     Deductions        Balance at End
              DESCRIPTION                   of Year          and Expenses      Accounts-Describe     Describe             of Year
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 2, 1999:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts                       $  125,000           $ 55,657             (1) $60,000      (2) $ 80,657          $  160,000

Allowance for excess and obsolete
inventory and loss contracts               300,000            109,000                       0                 0             409,000


YEAR ENDED DECEMBER 31, 1997:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts                          116,087             47,287                       0      (2)   38,374             125,000

Allowance for excess and obsolete
inventory and loss contracts             1,278,804                  0                       0      (3)  978,804             300,000


YEAR ENDED DECEMBER 31, 1996:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts                           40,000             76,087                       0                 0             116,087

Allowance for excess and obsolete
inventory and loss contracts             1,786,212                  0                       0      (3)  507,408           1,278,804




(1) Result of Apex Machine Tool Company Inc. acquisition on June 30, 1998.
(2) Represents write-off of specific accounts receivable.
(3) Represents disposition of inventory reserved against.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 30, 1999 by the undersigned, thereunto duly authorized.


                                                EDAC TECHNOLOGIES CORPORATION



                                                BY  /s/ Edward J. McNerney
                                                   -----------------------------
                                                       Edward J. McNerney,
                                                     Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                    Title                        Date

/s/John J. DiFrancesco           Chairman of the Board         March 30, 1999
-----------------------------
   John J. DiFrancesco


/s/Edward J. McNerney            Chief Executive Officer,      March 30, 1999
-----------------------------    President and Director
   Edward  J. McNerney

/s/Ronald G. Popolizio           Executive Vice President      March 30, 1999
-----------------------------    and Chief Financial Officer
   Ronald G. Popolizio           (Principal Financial and
                                 Accounting Officer)


                                 Director
-----------------------------
   James Biondi

/s/William J. Gallagher          Director                      March 30, 1999
-----------------------------
   William J. Gallagher


/s/Robert Gilchrist              Director                      March 30, 1999
-----------------------------
   Robert Gilchrist

                                 Director
-----------------------------
   Lee Morris


/s/Stephen G.W. Walk             Director                      March 30, 1999
-----------------------------
   Stephen G.W. Walk

                                 Director
-----------------------------
   Arnold Sargis

                                  EXHIBIT INDEX


Exhibit                                                        Sequential
Number                                                        Page Number

 3.1       Edac's Amended and Restated                             (1)
           Articles of incorporation

 3.2       Edac's By-Laws                                          (5)

 4.1       Edac's Amended and Restated                             (1)
           Articles of incorporation

 4.2       Sections of Edac's By-Laws                              (5)

10.1       Consulting Agreement between                            (1)
           Gros-Ite and William Giannone

10.2       Gros-Ite division Pension Plan                          (1)

10.3       Edac Technologies Corporation                           (2)
           Employee Stock Ownership Trust,
           effective May 1, 1989

10.4       $700,000 Limited Recourse Term                          (2)
           Promissory Note dated May 12, 1989
           between the Plan and CNB

10.5       Edac Technologies Corporation                           (3)
           1991 Stock Option Plan

10.6       $4,000,000 Term Promissory Note                         (4)
           dated March 22, 1993 between
           Edac and Shawmut

10.7       Stock Option Agreement dated                            (4)
           January 1, 1994 between Edac and
           Robert Whitty

10.8       Construction to Permanent Loan                          (5)
           Promissory Note

10.9       Open-End Construction to Permanent                      (5)
           Mortgage Deed

10.10      Sixth Amendment to Revolving Loan,                      (5)
           Term Loan, Equipment Loan and
           Security Agreement

10.11      Modification of Construction to                         (5)

           Permanent Loan Promissory Note
           and Open-End Construction to
           Permanent Mortgage Deed

10.12      Seventh Amendment to Revolving Loan,                    (5)
           Term Loan, Equipment Loan and
           Security Agreement and
           Reaffirmation of Guarantees

10.13      Eighth Amendment to Revolving Loan,                     (5)
           Term Loan, Equipment Loan and
           Security Agreement and
           Reaffirmation of Guarantees,
           Modification of Notes and
           Reaffirmation of Guarantees

10.14      Seventh Modification Agreement to                       (5)
           Open-End Mortgage Deed

10.15      Second Modification of Construction                     (5)
           to Permanent Loan Promissory Note
           and Open-End Construction to
           Permanent Mortgage Deed

10.16      Edac Technologies Corporation                           (6)
           1996 Stock Option Plan

10.17      Ninth Amendment to Revolving loan, Term                 (7)
           Loan, Equipment Loan and Security Agreement,
           Modification of Notes and Reaffirmation of Guarantees

10.18      Amended and Restated Revolving Promissory               (7)
           Note

10.19      Equipment Promissory Note III                           (7)

10.20      Amended and Restated Promissory Note                    (7)

10.21      Eighth Modification Agreement to Open-End               (7)
           Mortgage Deed

10.22      Third Modification of Construction to                   (7)
           Permanent Loan Promissory Note and Open-End
           Construction to Permanent Mortgage Deed

10.23      Employment letter from Edac to Ronald G.                (8)
           Popolizio

10.24      Asset Purchase Agreement dated as of May 13, 1998       (9)
           by and among Edac Technologies Corporation, Apex
           Acquisition Corp., Apex Machine Tool Company,
           Inc., Gerald S. Biondi, James G. Biondi and
           Michael Biondi.

10.25      Purchase Agreement dated as of May 13, 1998 by          (9)
           and between Edac Technologies Corporation,
           Gerald S. Biondi, James G. Biondi and Michael
           Biondi providing for the acquisition of the real estate located at 17 and 21 Spring Lane, Farmington, Connecticut.

10.26      Guaranty Agreement dated as of June 30, 1998 by         (9)
           and among Edac Technologies Corporation, as guarantor, Apex Acquisition Corporation, Gerald S.
           Biondi, James G. Biondi and Michael Biondi pursuant to which Edac Technologies Corporation has guaranteed all of the obligations of Apex
           Acquisition Corporation under the real estate purchase agreement.

10.27      Promissory note payable by Apex Acquisition             (9)
           Corporation to Gerald S. Biondi, James G. Biondi and Michael Biondi under the real estate purchase agreement.

10.28      Purchase agreement dated as of May 13, 1998 by and      (9)
           between Edac Technologies Corporation, Gerald S.
           Biondi and James G. Biondi providing for the acquisition, after the satisfaction of certain pre-closing conditions, by Edac Technologies
           Corporation or its wholly-owned subsidiary of the property located at 55 Spring Lane, Farmington, Connecticut.

10.29      Eleventh Amendment to Loans and Security Agreement,     (9)
           Modification of Notes and Reaffirmation of Guaranties dated as of June 30, 1998 by and among Fleet National Bank, Edac Technologies Corporation,
           Gros-Ite Industries, Inc. and Apex Acquisition
           Corporation.

10.30      Second Amended and Restated Promissory Note dated as    (9)
           of June 30, 1998 in the original principal amount of $13 million payable by Edac Technologies Corporation to Fleet National Bank.

10.31      Term Promissory Note dated June 30, 1998 in the         (9)
           principal amount of $14 million payable by Edac
           Technologies Corporation to Fleet National Bank.

10.32      Fourth Modification of Construction to Permanent Loan   (9)
           Promissory Note and Open-End Construction to Permanent
           Mortgage Deed dated as of June 30, 1998 by and among Edac Technologies Corporation and Fleet National Bank.

10.33 Ninth Modification Agreement to Open-End Mortgage Deed (9) dated as of June 30, 1998 by and between Edac
           Technologies Corporation and Fleet National Bank.

10.34 Guaranty Agreement dated as of June 30, 1998 from each (9) of Apex Acquisition Corporation and Gros-Ite
           Industries, Inc. to Fleet National Bank.

10.35 Open-End Mortgage Deed, Security Agreement, Collateral (9) Assignment of Rents and Financing Statement dated as of June 30, 1998 by and between Edac Technologies
           Corporation and Fleet National Bank.

10.36      Security Agreement dated as of June 30, 1998 by and     (9)
           between Apex Acquisition Corporation and Fleet
           National Bank.

10.37      Hazardous Substances Indemnity Agreement dated as of    (9)
           June 30, 1998 by and among Edac Technologies
           Corporation, Apex Acquisition Corporation, Gros-Ite
           Industries, Inc. and Fleet National Bank.

10.38      Agreement Regarding Purchase Price Adjustments dated    (10)
           September 24, 1998 by and between Edac Technologies
           Corporation, Apex Machine Tool Company, Inc., Biondi
           Tool Company, Inc., Gerald S. Biondi, James G. Biondi and Michael Biondi.

10.39      1998 Stock Option Agreement

10.40 Tenth Amendment to Revolving loan, Term Loan, Equipment Loan and Security Agreement, Modification of Notes and
           Reaffirmation of Guarantees

10.41      Equipment Promissory Note IV

10.42      Twelfth Amendment to Loans and Security
           Agreement,Modification of Notes and
           Reaffirmation of Guaranties

10.43      Employment contract between Edac and
           Edward J. McNerney

11         Earnings per share information has been
           incorporated by reference to Edac's 1998
           Annual Report to Shareholders

13         Edac's 1998 Annual Report to Shareholders

21         Subsidiaries

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

(8) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(9) Exhibit incorporated by reference to the Company's Current Report on Form 8-K dated June 30, 1998.

(10) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.