Form 10-Q
period 1999-04-03
EDAC TECHNOLOGIES CORP
filed 1999-05-17
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 3, 1999
                               -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period               to
                         ---------------   -------------------

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
APPLICABLE ONLY TO CORPORATE ISSUERS:

                  On May 5, 1999 there were outstanding 4,269,080 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS





                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  April 3            January 2
                                                                                    1999                1999
                                                                                (Unaudited)            (Note)
                                                                                -----------         -------------
ASSETS

CURRENT ASSETS:
  Cash                                                                          $   112,511          $   229,480
  Trade accounts receivable                                                       6,112,723            6,745,433
  Inventories                                                                    11,617,297           12,418,181
  Prepaid expenses and other                                                        335,978              321,730
  Deferred income taxes                                                           1,166,469            1,166,469
                                                                                -----------          -----------

           TOTAL CURRENT ASSETS                                                  19,344,978           20,881,293
                                                                                -----------          -----------


PROPERTY, PLANT, AND EQUIPMENT                                                   28,030,358           27,822,375
 less-accumulated depreciation                                                    9,231,961            8,630,371
                                                                                -----------          -----------
                                                                                 18,798,397           19,192,004
                                                                                -----------          -----------

OTHER ASSETS:
 Goodwill                                                                        11,163,308           11,234,420
 Other                                                                            1,252,128            1,300,146
                                                                                -----------          -----------
                                                                                $50,558,811          $52,607,863
                                                                                ===========          ===========



Note:    The balance sheet at January 2, 1999 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   April 3              January 2
                                                                                    1999                  1999
                                                                                 (Unaudited)              (Note)
                                                                                 -----------          -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                                                      $  7,034,637          $  7,512,407
  Current portion of long-term debt                                                5,102,058             4,759,750
  Trade accounts payable                                                           3,248,750             3,623,598
  Employee compensation and
         amounts withheld                                                          1,820,457             2,134,176
  Accrued expenses                                                                 1,394,107             2,215,100
                                                                                ------------          ------------

         TOTAL CURRENT LIABILITIES                                                18,600,009            20,245,031
                                                                                ------------          ------------

LONG-TERM DEBT,
  less current portion                                                            20,886,241            21,606,043
                                                                                ------------          ------------

OTHER LIABILITIES                                                                      6,000                 6,000
                                                                                ------------          ------------

DEFERRED INCOME TAXES                                                              1,168,000             1,168,000
                                                                                ------------          ------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--4,269,080
    on April 3, 1999 and 4,261,580
    on January 2, 1999                                                                10,673                10,654
  Additional paid-in-capital                                                       9,043,482             9,033,162
  Retained earnings                                                                1,267,051               981,062
                                                                                ------------          ------------
                                                                                  10,321,206            10,024,878

  Less deferred ESOP compensation
    expense                                                                          (19,445)              (38,889)
  Less accumulated other
         comprehensive loss                                                         (403,200)             (403,200)
                                                                                ------------          ------------

                                                                                   9,898,561             9,582,789
                                                                                ------------          ------------


                                                                                $ 50,558,811          $ 52,607,863
                                                                                ============          ============


Note:    The balance sheet at January 2, 1999 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                   For the quarter ended
                                                                                   ---------------------
                                                                                  April 3,         April 4,
                                                                                     1999             1998
                                                                                ------------    ---------------

Sales                                                                           $ 15,170,285      $ 12,706,125
Cost of sales                                                                     12,776,383        10,395,937
                                                                                ------------      ------------
    Gross Profit                                                                   2,393,902         2,310,188

Selling, general and
  administrative expenses                                                          1,356,876         1,115,361
                                                                                ------------      ------------

    INCOME FROM OPERATIONS                                                         1,037,026         1,194,827

Non-operating income
  (expense):
         Interest expense                                                           (635,392)         (227,045)
         Other                                                                        25,156             9,904
                                                                                ------------      ------------
                                                                                    (610,236)         (217,141)

    INCOME BEFORE INCOME TAXES                                                       426,790           977,686

Provision for income taxes                                                           140,800           312,000
                                                                                ------------      ------------

    NET INCOME                                                                  $    285,990      $    665,686
                                                                                ============      ============


Basic earnings per common share (Note A)                                        $       0.07      $       0.16
Diluted earnings per common share (Note A)                                      $       0.06      $       0.15





The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    For the quarter ended
                                                                                    ---------------------
                                                                                   April 3,         April 4,
                                                                                    1999              1998
                                                                                -----------        -----------
Operating Activities:
  Net income                                                                    $   285,990         $   665,686
  Depreciation and amortization                                                     731,363             322,068
  Changes in working capital items                                                  (90,214)           (427,392)
  Other                                                                              (2,465)             (6,905)
                                                                                -----------         -----------
    Net cash provided by
     operating activities                                                           924,674             553,457

Investing Activities:
  Additions to property, plant
    and equipment                                                                  (209,183)         (3,294,461)
  Proceeds from sales of property
    plant and equipment                                                               2,465              23,000
  Other                                                                              10,000             272,585
                                                                                -----------         -----------
    Net cash used in investing
     activities                                                                    (196,718)         (2,998,876)


Financing Activities:
  (Decrease) increase in revolving
    line of credit                                                                 (477,770)            368,532
  Issuance of long term debt                                                             --           2,587,530
  Payments of long term debt                                                       (377,494)           (550,102)
  Proceeds from exercise of options
    for common stock                                                                 10,339                  --
                                                                                -----------         -----------
    Net cash (used in) provided by
     financing activities                                                          (844,925)          2,405,960

Decrease in cash                                                                   (116,969)            (39,459)
Cash at the beginning of year                                                       229,480             137,620
                                                                                -----------         -----------

Cash at end of period                                                           $   112,511         $    98,161
                                                                                ===========         ===========




The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 3, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the quarter ending April 3, 1999 are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 1999.

On June 29, 1998, the Company consummated its acquisition of certain assets and liabilities of Apex Machine Tool Company, Inc. (Apex). The unaudited pro forma consolidated financial information for the quarter ended April 4, 1998 as though the acquisition of Apex had been consummated at the beginning of the period is as follows:

                                            April 4,
                                              1998
                                         -------------
         Sales                            $17,899,000
         Net income                         1,038,000
         Average shares (basic)             4,218,005
         Basic income per share                 $0.25
         Average shares diluted             4,477,724
         Diluted income per share               $0.23


The unaudited information above includes proforma adjustments related to the amortization of intangible assets, interest expense, certain operating expenses and income taxes necessary to present the information had the acquisition been consummated as of January 1, 1998.

Comprehensive Income: Comprehensive income is the same as net income for the quarters ended April 3, 1999 and April 4, 1998.

Earnings Per Share: The number of shares used in the earnings per common share computation for the quarters ended April 3, 1999 and April 4, 1998 are as follows:

                                              For the quarter ended
                                              ---------------------
                                            April 3,        April 4,
                                             1999             1998
                                           ---------       ---------
Basic:
  Average common
  shares outstanding                       4,266,580       4,218,005

Diluted:
  Dilutive effect of
  stock options                              167,824         259,719
                                          ----------       ---------

  Average shares diluted                   4,434,404       4,477,724
                                          ==========       =========


On July 1, 1998, the Company paid a 10% stock dividend to all shareholders of record as of June 16, 1998. Prior period common share information has been retroactively restated to reflect the effect of the stock dividend.


NOTE B -- SEGMENT INFORMATION

The following amounts are in thousands:


                                                For the quarter ended April 3, 1999
                                                -----------------------------------


                                       Engineered      Precision     Precision       Apex
                                       Precision      Engineered      Large         Machine
                                       Components    Technologies   Machining      Tool Co.        Total
                                       ----------    ------------   ---------      --------        -----
 Sales from
   external customers                 $ 4,608         $ 3,041         $ 2,553        $ 4,968       $15,170

 Intersegment
   Sales                                   --              --              --             32            32
                                      -------         -------         -------        -------       -------
 Total sales                            4,608           3,041           2,553          5,000        15,202
                                      -------         -------         -------        -------       -------

 Allocated interest                        83             108              76            368           635
   expense

Allocated
     Depreciation
   and amortization                       151             154             158            268           731

 Income tax
   expense                                 20              48              62             11           141

 Segment
   profit                                  40              98             126             22           286






                      For the quarter ended April 4, 1998
                      -----------------------------------


                                     Engineered      Precision      Precision
                                      Precision       Engineered      Large
                                     Components     Technologies   Machining      Total
                                     ----------     ------------   ---------      -----
 Sales  from
   external
   customers                           $5,814         $3,683        $3,209         $12,706

 Intersegment  Sales
                                           --             --            --              --

 Allocated
   interest expense                        87             85            55             227

 Allocated
   depreciation and
   amortization                           106            103           113             322

 Income tax expense                       106             39           167             312

 Segment
   Profit                                 227             84           355             666

Asset information is unavailable by segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales. The Company's sales in the first quarter of 1999 increased $2,464,000 or 19% compared to the first quarter of 1998. This increase is due to sales of $4,968,000 in the 1999 period attributable to Apex, which was acquired in June 1998, offset by sales decreases of $1,206,000, $656,000 and $642,000 in the Engineered Precision Components, Large Turning and the Engineered Solutions areas, respectively. Sales for 1999 in the Engineered Precision Components and Large Turning areas are expected to be off 20% to 25% from 1998 levels due to the soft aerospace market. The Company is continuing on its diversification program designed to diversify its sales into other markets and reduce its dependence on the aerospace industry.

Cost of Sales. Cost of sales as a percentage of sales increased in the 1999 period to 84.2% from 81.8% in the first quarter of 1998. Fixed manufacturing costs spread over the lower non-Apex sales levels resulted in an increased cost of sales percentage.

Selling, General & Administrative. Selling, general and administrative costs increased by $241,515 or 22% compared to the first quarter of 1998. This is due to an additional $452,000 in expenses attributable to Apex offset by reductions in compensation expense and professional expense.

Interest. Interest expense increased by $408,347 or 180% for the first quarter of 1999 compared to the first quarter of 1998. This was due to the additional debt incurred for the acquisition of Apex.

Liquidity and Capital Expenditures. Working capital as of April 3, 1999 has increased by $108,707 since January 2, 1999. Capital expenditures of $209,183 have been funded by the Company's bank.

Management believes that the funds generated from operations and its credit facilities will be sufficient to meet the Company's cash requirements for 1999.


Other Matters

The "Year 2000" ("Y2K") issue affects computer and information technology ("IT") systems, as well as non-IT systems which include embedded technology such as micro-processors and micro-controllers (or micro-chips) that have date sensitive programs that do not properly recognize the year 2000. Systems that do not properly recognize such information could generate inaccurate data or cause a system to fail, resulting in a business interruption.

The Company has completed a comprehensive inventory and assessment of its existing IT and non-IT systems and those of the Company's suppliers. This assessment included obtaining written assurances from key vendors and suppliers if possible. Costs incurred to date have been minimal.

The Company believes, based on preliminary information, that the costs associated with remediation and verification to become Y2K compliant will not exceed $150,000.

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

PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1   Edac's Amended and Restated Articles of
               Incorporation

         3.2   Edac's By-laws

         10.1 Change of Control Agreement between Edac Technologies Corporation and Edward J. McNerney

         10.2 Change of Control Agreement between Edac Technologies Corporation and Ronald G. Popolizio

         27    Financial Data Schedule


(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            EDAC TECHNOLOGIES CORPORATION


May 14, 1999                                By   /s/ Ronald G. Popolizio
                                               ---------------------------------
                                            Ronald G. Popolizio, Chief Financial
                                            Officer and duly authorized officer

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

10.1     Change of Control Agreement between Edac Technologies
         Corporation and Edward J. McNerney

10.2     Change of Control Agreement between Edac Technologies
         Corporation and Ronald G. Popolizio

27       Financial Data Schedule



(1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission file No.
      2-99491, Amendment No.1.

(2) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
