Form 10-Q
period 1999-07-03
EDAC TECHNOLOGIES CORP
filed 1999-08-23
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 3, 1999
                                 ------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period                to
                           -------------    -------------


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

                  On August 19, 1999 there were outstanding 4,269,080 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART 1 FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS


                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            July 3                January 2
                                                             1999                   1999
                                                         (Unaudited)               (Note)
                                                         -----------             -----------
ASSETS
------

CURRENT ASSETS:
  Cash                                                $     87,164              $    229,480
  Trade accounts receivable                              5,760,158                 6,745,433
  Inventories                                            8,626,742                12,418,181
  Prepaid expenses and other                               213,113                   321,730
  Refundable income taxes                                  463,000                      -
  Deferred income taxes                                  1,166,469                 1,166,469
                                                      ------------              ------------
         TOTAL CURRENT ASSETS                           16,316,646                20,881,293


PROPERTY, PLANT, AND EQUIPMENT                          28,383,023                27,882,375
 less-accumulated depreciation                           9,834,751                 8,630,371
                                                      ------------                ----------
                                                        18,548,272                19,192,004

OTHER ASSETS:
  Goodwill                                              11,092,196                11,234,420
  Other                                                  1,214,110                 1,300,146
                                                      ------------              ------------
                                                      $ 47,171,224              $ 52,607,863
                                                      ============              ============



Note: The balance sheet at January 2, 1999 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          July 3                 January 2
                                                           1999                    1999
                                                        (Unaudited)               (Note)
                                                        -----------             -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Revolving line of credit                             $  5,918,922           $  7,512,407
  Current portion of long-term debt
     and long-term debt in default                       25,406,751              4,759,750
  Trade accounts payable                                  2,789,686              3,623,598
  Employee compensation and
         amounts withheld                                 1,851,984              2,134,176
  Accrued expenses                                        1,184,760              2,215,100
                                                       ------------             ----------

         TOTAL CURRENT LIABILITIES                       37,152,103             20,245,031

LONG-TERM DEBT not in default,
  less current portion                                      596,770             21,606,043

OTHER LIABILITIES                                             6,000                  6,000

DEFERRED INCOME TAXES                                     1,168,000              1,168,000

COMMITMENTS AND CONTINGENT
  LIABILITIES (NOTE C)

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--4,269,080
    on July 3, 1999 and 4,261,580
    on January 2, 1999                                       10,672                 10,654
  Additional paid-in-capital                              9,043,483              9,033,162
  (Accumulated deficit) retained earnings                  (402,604)               981,062
                                                       ------------           ------------
                                                          8,651,551             10,024,878
  Less deferred ESOP compensation
    expense                                                    -                   (38,889)
  Less accumulated other
         comprehensive loss                                (403,200)              (403,200)
                                                      -------------          -------------
                                                          8,248,351              9,582,789


                                                      $  47,171,224           $ 52,607,863
                                                      =============           ============



Note: The balance sheet at January 2, 1999 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                  For the quarter ended             Six months ended
                                  ---------------------             ----------------
                                 July 3           July 4         July 3          July 4
                                  1999             1998           1999            1998
                                --------         ---------      ---------        -------

Sales                         $ 14,945,132    $ 10,625,889    $ 30,115,417    $ 23,332,014
Cost of sales                   15,135,172       8,254,242      27,911,555      18,650,179
                              ------------    ------------    ------------    ------------
    Gross profit (loss)           (190,040)      2,371,647       2,203,862       4,681,835

Selling, general and
  and administrative
  expenses                       1,348,218       1,147,081       2,705,094       2,262,442
                              ------------    ------------    ------------    ------------


INCOME (LOSS)
FROM OPERATIONS                 (1,538,258)      1,224,566        (501,232)      2,419,393

Non-operating income
  (expense):
         Interest expense         (639,482)       (277,306)     (1,274,874)       (504,351)
         Other                       6,284          18,709          31,440          28,613
                              ------------    ------------    ------------    ------------
                                  (633,198)       (258,597)     (1,243,434)       (475,738)

INCOME (LOSS) BEFORE
INCOME TAXES                    (2,171,456)        965,969      (1,744,666)      1,943,655

Provision (benefit) for
  income taxes                    (501,800)        309,000        (361,000)        621,000
                              ------------    ------------    ------------    ------------

NET INCOME (LOSS)             $ (1,669,656)   $    656,969    $ (1,383,666)   $  1,322,655
                              ============    ============    ============    ============



Basic earnings (loss) per
  common share (Note A)       $      (0.39)   $       0.16    $      (0.32)   $       0.31
                              ============    ============    ============    ============

Diluted earnings (loss) per
  common share (Note A)       $      (0.39)   $       0.15    $      (0.32)   $       0.29
                              ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                            Six Months Ended
                                            --------------------
                                         July 3           July 4
                                          1999             1998
                                       ---------        ---------

Operating Activities:
  Net income (loss)                   $ (1,383,666)   $  1,322,655
  Depreciation and amortization          1,462,731         644,135
  Changes in working capital items       2,276,787        (167,846)
  Other                                     (2,965)        (19,737)
                                      ------------    ------------
    Net cash provided by
     operating activities                2,352,887       1,779,207
                                      ------------    ------------

Investing Activities:
  Additions to property, plant
    and equipment                         (561,848)     (5,294,257)
  Proceeds from sales of property
    plant and equipment                      2,965          39,605
  Acquisition of
    Apex Machine Tool Company, Inc.           --       (20,511,047)
  Other                                      9,998         433,880
                                      ------------    ------------
    Net cash used in investing
     activities                           (548,885)    (25,331,819)
                                      ------------    ------------


Financing Activities:
  (Decrease) increase in revolving
    line of credit, net                 (1,593,485)      3,696,228
  Issuance of long term debt               457,283      20,955,772
  Payments of long term debt              (820,455)     (1,279,541)
  Proceeds from exercise of options
    for common stock                        10,339          58,654
                                      ------------    ------------

    Net cash used in
     financing activities               (1,946,318)    (22,116,419)
                                      ------------    ------------

Decrease in cash                          (142,316)       (121,499)
Cash at the beginning of year              229,480         137,620
                                      ------------    ------------

Cash at end of period                 $     87,164    $     16,121
                                      ============    ============


Supplemental Disclosure of
   Cash Flow Information:
         Interest paid                $  1,495,245    $    587,925
         Income taxes paid            $    570,262    $      5,700


The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 3, 1999


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the six month period ending July 3, 1999 are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 1999.


On June 29, 1998, the Company consummated its acquisition of certain assets and liabilities of Apex Machine Tool Company, Inc. (Apex). The unaudited pro forma consolidated financial information for the quarter and six months ended July 3, 1999 as though the acquisition of Apex had been consummated at the beginning of the periods are as follows:



                           Quarter ended  Six Months Ended
                              July 3,        July 3,
                               1998           1998
                               ----           ----

Sales                      $16,531,841   $34,430,841
Net income                     828,372     1,866,372
Average shares (basic)       4,233,845     4,225,925
Basic income per share     $      0.20   $      0.44
Average shares diluted       4,529,873     4,511,967
Diluted income per share   $      0.18   $      0.41


The unaudited information above includes proforma adjustments related to the amortization of intangible assets, interest expense, certain operating expenses and income taxes necessary to present the information had the acquisition been consummated as of January 1, 1998.

Comprehensive Income (Loss): Comprehensive income (loss) is the same as net income (loss) for the quarters and six month periods ended July 3, 1999 and July 4, 1998.

Earnings (Loss) Per Share: The number of shares used in the earnings (loss) per common share computation for the three and six month periods ended July 3, 1999 and July 4, 1998 are as follows:



                                 Quarter ended             Six months ended
                           --------------------------  --------------------------
                             July 3,        July 4,      July 3,      July 4,
                              1999           1998          1999         1998
                           ------------  ------------  ------------  ------------
Basic:
  Average common
  shares outstanding        4,269,080      4,233,845    4,267,830      4,225,925

Diluted:
  Dilutive effect of                  (a)                         (a)
  stock options                     0        296,028            0        286,042
                           ----------     ----------    ---------      ---------

  Average shares diluted    4,269,080      4,529,873    4,267,830      4,511,967
                           ==========     ==========    =========      =========


(a) For the quarter and six months ended July 3, 1999, 479,158 of stock options were not included above since the effect is dilutive.

NOTE B -- SEGMENT INFORMATION

The following amounts are in thousands:




                                    For the quarter ended July 3, 1999
                         ------------------------------------------------------------------


                         Engineered      Precision     Precision       Apex
                         Precision       Engineered      Large        Machine
                         Components    Technologies    Machining      Tool Co.        Total
                         ----------    ------------    ---------      --------        -----
 Sales from
   external
   customers            $ 4,626        $ 3,542       $ 2,067         $ 4,710         $ 14,945


   Intersegment              --             --            --              56               56
                        -------        -------       -------         -------         --------
 Total sales              4,626          3,542         2,067           4,766           15,001
                        -------        -------       -------         -------         --------

 Segment
   profit (loss)         (1,517)           126          (130)           (148)          (1,669)


                                     For the six months ended July 3, 1999
                         ------------------------------------------------------------------


                         Engineered      Precision      Precision       Apex
                         Precision       Engineered      Large         Machine
                         Components    Technologies    Machining      Tool Co.        Total
                         ----------    ------------    ---------      --------        -----
 Sales from
   external customers
                          $ 9,234        $ 6,583       $ 4,620       $ 9,678         $ 30,115


   Intersegment                --             --            --            88               88
                          -------        -------       -------       -------         --------
 Total sales                9,234          6,583         4,620         9,766           30,203
                          -------        -------       -------       -------         --------

 Segment
   profit (loss)           (1,477)           223            (3)         (127)          (1,384)


                                   For the quarter ended July 4, 1998
                         ---------------------------------------------------


                         Engineered      Precision      Precision
                         Precision       Engineered      Large
                         Components     Technologies   Machining       Total
                         ----------     ------------   ---------       -----
 Sales  from
   external
   customers               $4,498         $3,546        $2,582         $10,626


   Intersegment                --             --            --              --

 Segment
   profit                      80            257           320             657





                                   For the six months ended July 4, 1998
                         ---------------------------------------------------


                         Engineered      Precision     Precision
                         Precision       Engineered     Large
                         Components     Technologies   Machining       Total
                         ----------     ------------   ---------       -----
 Sales  from
   external
   customers               $10,311         $7,230        $5,791        $23,332


   Intersegment                 --             --            --             --

 Segment
   Profit                      306            341           676          1,323


Asset information is unavailable by segment.


NOTE C - SUBSEQUENT EVENT

On August 17, 1999, Edward J. McNerney, the Company's President and Chief Executive Officer since January 1, 1997, resigned. John J. DiFrancesco, Chairman of the Company has assumed the position of interim CEO and President while the Board of Directors conducts a search for a successor. The Company will pay Mr. McNerney a maximum severance of $710,000. This amount will be payable over three years, $225,000 each year for the first two years and $260,000 in the third year. In addition, the Company will provide Mr. McNerney with health insurance coverage and provide him with as automobile until July 1, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES: The Company's sales increased $4,319,000 or 40.6% for the three months and $6,783,000 or 29.1% for the six months ended July 3, 1999 from the comparable periods of 1998. The sales increases were primarily due to the acquisition of Apex Machine Tool Company which contributed sales of $4,710,000 for the three months and $9,678,000 for the six months ended July 3, 1999. This business was acquired on June 29, 1998 and the comparable 1998 quarters include no sales from these operations. These sales increases were offset by sales increases (decreases) of $128,000, $(4,000) and $(515,000) and $(1,077,000), $(647,000) and $(1,171,000) in the Engineered Precision
Components, Precision Engineered Technologies and Precision Large Machining areas for the quarter and six months ended July 3, 1999, respectively. Sales for 1999 in the Engineered Precision Components and Large Machining areas are expected to be 40% to 60% less than 1998 levels due to the unstable aerospace market. The Company is in process of hiring a vice president of marketing to lead in its diversification program designed to diversify its sales both within and outside of the aerospace industry.

COST OF SALES: Cost of Sales as a percentage of sales increased in the 1999 period to 101.3% from 77.7% and 92.7% from 79.9% for the three and six months ended July 3, 1999 compared to 1998. Cost of sales as a percentage of sales increased primarily due to fixed manufacturing costs being spread over lower sales levels. In addition, rapid and dramatic decline in both the commercial and military jet engine marketplace has caused severe schedule shifting, delays of orders, cancellations of orders and smaller production quantities all of which impacted productivity and gross profit margins in the Engineered Precision Components and Large Machining areas. Due to this decline in sales and the downward trend in the aerospace industry, the Company has increased it's reserves on inventory by $1,200,000. Sales, orders and backlog have been in a decline for the Company's Engineered Solutions and at Apex Machine Tool Company for the same general business reasons.

To address these issues, the Company has taken steps to reduce costs. Precision Engineered Technologies area is in the process of being merged into Apex. This change will allow the Company to combine the talents of two tooling and design groups and have them operate as one. This change resulted in a lay off 22 employees in the Gros-ite Precision Technologies area and Apex Machine Tool Company in August, 1999.

In addition, the Company laid off 33 employees in Precision Engineered Component and Precision Large Machining. No severance was paid to the employees laid off. While these lay offs were necessary, they do not prohibit the company's ability to develop new business opportunities and produce a competitively priced, quality product in a timely manner.

SELLING GENERAL AND ADMINISTRATIVE: Selling, general and administrative costs increased by $201,000 or 17.5% and $443,000 or 19.6% for the three and six months ended July 3, 1999 compared to 1998. This is due to an additional $459,000 and $911,000 for the three and six months ended July 3, 1999, attributable to the acquisition of Apex offset by reductions in compensation and professional expenses.

INTEREST: Interest expense increased by $362,000 and $771,000 for the three and six months ended July 3, 1999 compared to 1998. This was due to additional debt incurred for the Apex acquisition.

LIQUIDITY AND CAPITAL RESOURCES: On July 3, 1999, the Company's current liabilities exceeded current assets by $20,835,457. This is due primarily to the reclassification of $20,835,457 to current liabilities from long-term liabilities as a result of the breach of the financial covenants and due to inventory reserves. Working capital (the difference between the Company's current assets and current liabilities) was $(20,835,457) on July 3, 1999 representing a decrease of $21,471,719 from $636,262 of working capital the Company had on January 2, 1999. The decrease in working capital was primarily due to the reclassification of $19,928,778 of bank debt from a long term liability to a short term liability, as a result of the Company's breach of the financial covenants in its loan agreement with its bank as described below, an increase of an inventory reserve of $1,200,000

The Company is currently in default of its financial covenants in its loan agreement with its bank. The Company had aggregate borrowings with the bank at July 3, 1999 of $28,344,172. Because the bank has a right of immediate repayment of the Company's indebtedness as a result of these covenant breaches, $19,928,778 was reclassified from long-term debt to current liabilities. The bank has orally informed the Company that, at present, the Bank is not requesting repayment of the indebtedness. Rather, the bank has indicated that it intends to monitor the Company's performance on a monthly basis. As long as the bank does not require immediate repayment of the indebtedness, management believes that funds generated from operations and its credit facilities will be sufficient to meet the Company's cash requirements for 1999.

The Company has been advised by its independent public accountants that, if the effects of the bank covenant violations have not been satisfactorily resolved prior to the completion of their audit of the Company's consolidated financial statements for the year ending January 1, 2000, their auditors' report on those consolidated financial statements will include an explanatory paragraph indicating the existence of substantial doubt as to the Company's ability to continue as a going concern subject to the ultimate resolution of the repayment requirements under the Company's bank debt. If the bank ultimately requires repayment of the indebtedness, the Company will need to find alternative financing and there can be no assurance that alternative financing would be available on terms acceptable to the Company, if at all.

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

Although the Company has taken steps to address the Y2K problem, there can be no assurance that the failure of the Company and /or its material third parties to timely attain Y2K compliance or that the failures and/or impacts of broader compliance failures by telephone, mail, data transfer or other utility or general service providers of government or private entities will not have a material adverse effect on the Company.

All statements other than historical statements contained in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, statements about the Company's Year 2000 compliance and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to the Company's ability to restructure its loan agreement with its senior lender so as to eliminate the current default or, if the senior lender ultimately requires the Company to repay the indebtedness, the Company's ability to obtain alternative senior financing on reasonable terms; factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the integration of the Company's Apex operations; the ability of the Company's customers and suppliers to adequately address their Year 2000 issues; and the Company's continued ability to attract and retain qualified employees. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                      PART II -- OTHER INFORMATION

ITEM 3. The Company is currently in default of the financial covenants within its loan agreement with its bank. The loan agreement with the bank gives the bank the right to require repayment of the indebtedness due to these defaults. The aggregate amount outstanding on the revolver and term loans with the Company's bank at July 3, 1999 is $28,344,172 of which $19,928,778 was reclassified from long-term debt to current liabilities due to these covenant defaults. The bank has orally informed the Company they will not call the notes, although they have the right to, and will monitor the Company's performance on a monthly basis. As long as the bank does not require immediate repayment of the indebtedness, management believes that funds generated from operations and its credit facilities will be sufficient to meet the Company's cash requirements for 1999.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 1999 the Company held its annual meeting of shareholders. The following directors were elected at the meeting.



                                                                              Votes Cast
                                            Votes                             Against or
         Director                           Cast For                          Withheld
         --------                           --------                          --------

         James Biondi                       3,383,547                           712,175
         John J. DiFrancesco                3,889,492                           206,230
         William J. Gallagher               4,054,356                            41,366
         Robert J. Gilchrist                4,059,097                            36,625
         Edward J. McNerney                 3,865,454                           230,268
         Lee Morris                         4,057,449                            38,273
         Arnold J. Sargis                   4,058,767                            36,955
         Stephen G.W. Walk                  4,059,867                            35,855


At the same meeting the appointment of Arthur Andersen LLP as auditors for the Company for the fiscal year ending January 1, 2000 was ratified with a vote of 4,050,538 for and 33,964 against or withheld.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Edac's Amended and Restated Articles of Incorporation

         3.2 Edac's By-laws

         10  Employment contract between Edac and Ronald G. Popolizio

         27  Financial Data Schedule


(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EDAC TECHNOLOGIES CORPORATION


August 23, 1999                     By /s/  Ronald G. Popolizio
                                       -----------------------------------------
                                    Ronald G. Popolizio, Chief Financial
                                    Officer and duly authorized officer

                                  EXHIBIT INDEX


                                                               PAGE NUMBERING
                                                               IN SEQUENTIAL
NUMBER                  DESCRIPTION                            NUMBERING SYSTEM
------                  -----------                            ----------------



3.1               Edac's Amended and Restated Articles of             (1)
                   Incorporation

3.2               Edac By-laws                                        (2)

10                Employment contract between Edac and
                   Ronald G. Popolizio

27                Financial Data Schedule



(1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No. 1.

(2) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.