Form 10-Q
period 1999-10-02
EDAC TECHNOLOGIES CORP
filed 1999-11-12
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 2, 1999
                               ---------------------------
                                       OR

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

                                 (860) 677-2603
                                 --------------
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities' Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes X   No
                                                     ---     ----
APPLICABLE ONLY TO CORPORATE ISSUERS:

         On November 11, 1999 there were outstanding 4,269,080 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART 1 FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS


                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                       October 2                 January 2
                                         1999                      1999
                                      (Unaudited)                 (Note)
                                     ------------             ------------
ASSETS
------
CURRENT ASSETS:
  Cash                               $    124,994             $    229,480
  Trade accounts receivable             5,138,344                6,745,433
  Inventories                           7,054,632               12,418,181
  Prepaid expenses and other              531,090                  321,730
  Refundable income taxes                 504,000                     -
  Deferred income taxes                 1,166,469                1,166,469
                                     ------------             ------------
         TOTAL CURRENT ASSETS          14,519,529               20,881,293


PROPERTY, PLANT, AND EQUIPMENT         28,124,979               27,822,375
 less-accumulated depreciation         10,286,095                8,630,371
                                     ------------               ----------
                                       17,838,884               19,192,004

OTHER ASSETS:
  Goodwill                             11,021,084               11,234,420
  Other                                 1,457,769                1,300,146
                                     ------------               ----------

                                     $ 44,837,266             $ 52,607,863
                                     ============             ============


Note: The balance sheet at January 2, 1999 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            October 2            January 2
                                              1999                 1999
                                           (Unaudited)            (Note)
                                          -------------       ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Revolving line of credit                $   4,727,204       $  7,512,407
  Current portion of long-term debt
     and long-term debt in default           25,361,719          4,759,750
  Trade accounts payable                      2,304,099          3,623,598
  Employee compensation and
     amounts withheld                         1,889,041          2,134,176
  Accrued expenses                            1,691,181          2,215,100
                                          -------------       ------------

     TOTAL CURRENT LIABILITIES               35,973,244         20,245,031

LONG-TERM DEBT not in default,
  less current portion                             -            21,606,043

OTHER LIABILITIES                               500,132              6,000

DEFERRED INCOME TAXES                         1,168,000          1,168,000


SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--4,269,080
    on October 2, 1999 and 4,261,580
    on January 2, 1999                           10,673             10,654
  Additional paid-in-capital                  9,108,492          9,033,162
  (Accumulated deficit)retained earnings     (1,520,075)           981,062
                                          -------------       ------------
                                              7,599,090         10,024,878
  Less deferred ESOP compensation
    expense                                        -               (38,889)
  Less accumulated other
    comprehensive loss                         (403,200)          (403,200)
                                          -------------       ------------
                                              7,195,890          9,582,789


                                          $  44,837,266       $ 52,607,863
                                          =============       ============


Note: The balance sheet at January 2, 1999 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                   Quarter ended                Nine months ended
                                ---------------------           -----------------
                            October 2        October 3        October 2    October 3
                              1999             1998              1999         1998
                           -----------      -----------      -----------  -----------

Sales                      $12,243,219      $14,163,423      $42,358,636  $37,495,437
Cost of sales               10,472,232       11,709,987       38,383,787   30,360,166
                           -----------      -----------      -----------  -----------
    Gross profit             1,770,987        2,453,436        3,974,849    7,135,271

Selling, general and
  and administrative
  expenses                   1,186,716        1,365,635        3,891,810    3,628,077

Impairment of long-lived
  assets and severance
  expense (Note C & D)       1,215,000             -           1,215,000            -
                            ----------      -----------      -----------  -----------


INCOME (LOSS)
FROM OPERATIONS               (630,729)       1,087,801       (1,131,961)   3,507,194

Non-operating income
  (expense):
      Interest expense        (648,510)        (686,451)      (1,923,384)  (1,190,802)
      Other                    (17,232)          20,275           14,208       48,888
                            ----------      -----------      -----------  -----------
                              (665,742)        (666,176)      (1,909,176)  (1,141,914)

INCOME (LOSS) BEFORE
INCOME TAXES                (1,296,471)         421,625       (3,041,137)   2,365,280

Provision (benefit) for
  income taxes                (179,000)         142,000         (540,000)     763,000
                           -----------      -----------      -----------  -----------

NET INCOME (LOSS)          $(1,117,471)     $   279,625      $(2,501,137) $ 1,602,280
                           ===========      ===========      ===========  ===========



Basic earnings (loss)
 per common
 share (Note A)             $    (0.26)     $      0.07      $     (0.59) $      0.38
                            ==========      ===========     ============  ===========

Diluted earnings (loss)
 per common
 share (Note A)             $    (0.26)     $      0.06      $     (0.59)   $    0.36
                            ==========      ===========     ============   ==========






The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                             Nine Months Ended
                                       -----------------------
                                         October 2      October 3
                                           1999           1998
                                       -----------    -----------
Operating Activities:
 Net income (loss)                     $(2,501,137)   $ 1,602,280
  Depreciation and amortization          2,065,151      1,156,288
  Changes in working capital items       4,168,725       (540,486)
  Impairment of long-lived assets          400,000           -
  Other                                    299,537        (32,951)
                                       -----------    -----------
    Net cash provided by
     operating activities                4,432,276      2,185,131
                                       -----------    -----------

Investing Activities:
  Additions to property, plant
    and equipment                         (792,649)    (5,904,267)
  Proceeds from sales of property
    plant and equipment                     34,825         58,358
  Acquisition of
    Apex Machine Tool Company, Inc.           -       (20,511,048)
  Other                                       -           122,872
                                       -----------    -----------
    Net cash used in investing
     activities                           (757,824)   (26,234,085)
                                       -----------    -----------


Financing Activities:
  (Decrease) increase in revolving
    line of credit, net                 (2,785,203)     4,131,169
  Issuance of long term debt               457,283     20,916,954
  Payment of long term debt             (1,461,357)    (1,174,206)
  Proceeds from exercise of options
    for common stock                        10,339         61,404
                                       -----------    -----------

    Net cash used in
     financing activities               (3,778,938)   (23,935,321)
                                       -----------    -----------

Decrease in cash                          (104,486)      (113,633)
Cash at the beginning of year              229,480        137,620
                                       -----------    -----------

Cash at end of period                  $   124,994    $    23,987
                                       ===========    ===========


Supplemental Disclosure of
  Cash Flow Information:
    Interest paid                      $ 2,086,804    $ 1,274,377
    Income taxes paid                  $   570,262    $     5,700

The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 2, 1999


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the nine month period ending October 2, 1999 are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 1999.


On June 29, 1998, the Company consummated its acquisition of certain assets and liabilities of Apex Machine Tool Company, Inc. (Apex). The following is the unaudited pro forma consolidated financial information for the nine months ended October 2, 1998 assuming the acquisition of Apex had been consummated at the beginning of the period:

                                                   Nine Months Ended
                                                       October 2,
                                                          1998
                                                          ----
         Sales                                        $48,594,264
         Net income                                     2,145,997
         Average shares (basic)                         4,239,447
         Basic income per share                             $0.51
         Average shares diluted                         4,505,544
         Diluted income per share                           $0.48


The unaudited information set forth above includes proforma adjustments related to the amortization of intangible assets, interest expense, certain operating expenses and income taxes necessary to present the information assuming the acquisition been consummated as of January 1, 1998.

Comprehensive Income (Loss): Comprehensive income (loss)is the same as net income (loss) for the quarters and nine month periods ended October 2, 1999 and October 3, 1998.

Earnings (Loss) Per Share: The number of shares used in the earnings (loss) per common share computation for the three and nine month periods ended October 2, 1999 and October 3, 1998 are as follows:

                                  Quarter ended        Nine months ended
                             ----------  ----------  ---------------------
                             October 2,  October 3,  October 2, October 3,
                                1999        1998        1999       1998
                             ----------  ----------  ---------- ----------
Basic:
  Average common
  shares outstanding          4,269,080   4,261,580  4,268,247  4,239,447

Diluted:
  Dilutive effect of                   (a)                    (a)
  stock options                       -     229,569          -    266,097
                             ----------  ----------  ---------  ---------

  Average shares diluted      4,269,080   4,491,149  4,268,247  4,505,544
                             ==========  ==========  =========  =========


(a) For the quarter and nine months ended October 2, 1999, 494,158 of stock options were not included above since the effect is anti-dilutive.


NOTE B -- SEGMENT INFORMATION

The following amounts are in thousands:

                                           For the quarter ended October 2, 1999
                         --------------------------------------------------------------------

                         Engineered      Precision      Precision       Apex
                         Precision       Engineered      Large         Machine
                         Components    Technologies    Machining      Tool Co.          Total
                         ----------    ------------    ---------      --------          -----
 Sales from
   external
   customers                  $3,331         $3,332        $1,368        $4,212         $12,243


   Intersegment                   --             10            --           363             373
                               -----             --         -----         -----          ------
 Total sales                   3,331          3,342         1,368         4,575          12,616
                               -----          -----         -----         -----          ------

 Segment
   profit (loss)                (550)          (229)         (185)         (153)         (1,117)

                                           For the nine months ended October 2, 1999
                         --------------------------------------------------------------------

                         Engineered      Precision      Precision       Apex
                         Precision       Engineered      Large         Machine
                         Components    Technologies    Machining      Tool Co.          Total
                         ----------    ------------    ---------      --------          -----
 Sales from
   external
   customers                 $12,564         $9,915        $5,988       $13,892         $42,359


   Intersegment                   --             10            --           451             461
                              ------             --         -----         -----          ------
 Total sales                  12,564          9,925         5,988        14,343          42,820
                              ------          -----         -----        ------          ------

 Segment
   profit (loss)              (2,057)            (1)         (171)         (272)         (2,501)

                                           For the quarter ended October 3, 1998
                         --------------------------------------------------------------------

                         Engineered      Precision      Precision       Apex
                         Precision       Engineered      Large         Machine
                         Components    Technologies    Machining     Tool Co(a)         Total
                         ----------    ------------    ---------     ----------         -----
 Sales from
   external
   customers                  $4,146         $2,659        $2,968        $4,390         $14,163


   Intersegment                   --              4            --            69              73
                               -----          -----         -----         -----          ------
 Total sales                   4,146          2,663         2,968         4,459          14,236
                               -----          -----         -----         -----          ------

 Segment
   profit (loss)                 (40)           (58)          320            58             280

                                           For the nine months ended October 3, 1998
                         --------------------------------------------------------------------

                         Engineered      Precision      Precision       Apex
                         Precision       Engineered      Large         Machine
                         Components    Technologies    Machining      Tool Co.          Total
                         ----------    ------------    ---------     ----------         -----
 Sales from
   external
   customers                  14,457         $9,889        $8,759        $4,390         $37,495


   Intersegment                   --              4            --            69              73
                              ------          -----         -----         -----          ------
 Total sales                  14,457          9,893         8,759         4,459          37,568


 Segment
   profit (loss)                 267            282           995            58           1,602

Asset information is unavailable by segment.

(a) Three months of operations since acquisition.


NOTE C -  SEVERANCE

On August 17, 1999, the Company's President and Chief Executive Officer since January 1, 1997, resigned. The Chairman of the Company has assumed the position of interim CEO and President while the Board of Directors conducts a search for a successor. The Company will pay the former President and CEO a severance of $710,000. This amount will be payable over three years, $225,000 each year for the first two years and $260,000 in the third year. The Company will also provide the former President and CEO with health insurance coverage until he obtains other coverage or until July 1, 2000 whichever is earlier and an automobile until the end of the lease term in March 2000. These severance costs resulted in a charge to third quarter 1999 earnings of $750,000.

Additionally, the expiration date for exercising stock options previously granted to the former President and CEO was extended to September 15, 2001. This resulted in a third quarter charge to earnings and an addition to shareholders' equity of $65,000.

NOTE D - IMPAIRMENT OF LONG-LIVED ASSETS

During the third quarter of 1999, the Company determined certain equipment would no longer be utilized. The Company is holding the equipment for sale and has written the equipment down to the estimated net realizable value resulting in a charge to earnings of $400,000 for the quarter ended October 2, 1999.


NOTE E - REFUNDABLE INCOME TAXES

As a result of the pre-tax loss of $1,296,471 and $3,041,137 for the quarter and nine months ended October 2, 1999, respectively, the Company has recorded refundable income taxes of $504,000 as of October 2, 1999. The Company paid these taxes in 1998 and 1999 and anticipates receipt of the refundable taxes in 2000.


NOTE F - NOTE RECEIVABLE

On June 30, 1999, the Company entered into an agreement with Zapata Technologies Corporation, for the sale of all inventories previously manufactured by the Company for Zapata for proceeds of $700,000. This amount is to be paid in accordance with promissory notes in the amount of $643,600 and $56,400. The notes call for monthly payments of principal and interest of $29,108 commencing October 1, 1999 through September 1, 2001 and $2,551 commencing October 1, 2001 through September 1, 2003. The notes bear interest at the rate of 8% per annum.

NOTE G - DEBT/FORBEARANCE

On October 2, 1999, the Company was in continuing default under its existing loan agreement with its bank as a result of the breach of its financial covenants. As a result the Company has reclassified $19,282,708 to current liabilities from long-term liabilities.

On October 29, 1999, the Company entered into a forbearance agreement with its bank. This agreement modifies the existing loan to the bank extending bank relations until December 31, 1999. The Company had aggregate borrowings with the bank at October 2, 1999 of $26,526,207. On September 1, 1999, the bank began charging an additional 1 1/4% default rate of interest and will charge a $77,500 success fee payable on the earlier of June 30, 2000 or demand by the bank. If the Company meets all the terms and conditions of this agreement, the bank will consider entering into a second forbearance agreement that will cover the period until the Company's independent public accountants issue their audit report on 1999. At that time the Company's bank will consider entering into a long-term bank agreement with the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES: The Company's sales decreased $1,920,000 or 13.6% for the three months and increased $4,863,000 or 13.0% for the nine months ended October 2, 1999 from the comparable periods of 1998. The sales increase for the nine month period was primarily due to the acquisition on June 29, 1998 of Apex Machine Tool Company which contributed sales of $13,892,000 for the nine months ended October 2, 1999. Sales increases (decreases) were $(815,000), $673,000 and $(1,600,000) and
$(1,893,000), $26,000 and $(2,771,000) in the Engineered Precision Components, Precision Engineered Technologies and Precision Large Machining areas for the quarter and nine months ended October 2, 1999, respectively, compared to the prior year periods. Sales for 1999 in the Engineered Precision Components and Large Machining areas are expected to be 40% to 60% less than 1998 levels due to the unstable aerospace market. In the third quarter of 1999 the Company hired a new sales, representative agency. This agency will focus on the Precision Engineered Components and Large Turning areas. The Company also reorganized its internal sales department to better focus on existing and new sales opportunities. Starting in the third quarter of 1999, the Company has experienced an increase in orders from most of its divisions resulting in a significant rise in its backlog.

COST OF SALES: Cost of sales as a percentage of sales increased in the 1999 periods to 85.5% from 82.7% and to 90.6% from 81.0% for the three and nine months ended October 2, 1999 compared to 1998. Cost of sales as a percentage of sales increased primarily due to fixed manufacturing costs being spread over lower sales levels. In addition, the decline in both the commercial and military jet engine marketplace has caused severe schedule shifting, delays of orders, cancellations of orders and smaller production quantities all of which impacted productivity and gross profit margins in the Engineered Precision Components and Large Machining areas. Due to these factors, the Company increased its reserves on inventory by $1,200,000 in the second quarter of 1999.

To address these issues, the Company has taken steps to reduce costs. Precision Engineered Technologies operations have been combined with Apex operations. This change will allow the Company to combine the talents of two tooling and design groups and have them operate as one. This change resulted in a lay off of 22 employees in the Precision Engineered Technologies area and Apex Machine Tool Company in August, 1999. No severance was paid to the employees laid off.

In addition, the Company laid off 33 employees in Precision Engineered Component and Precision Large Machining. No severance was paid to the employees laid off. While these lay offs were necessary, the Company believes that they do not materially affect the company's ability to develop new business opportunities or produce a competitively priced, quality product in a timely manner.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses decreased by $179,000 or 13.1% and increased $264,000 or 7.3% for the three and nine months, respectively, ended October 2, 1999 compared to 1998. This increase for the nine months ended October 2, 1999 is due to an additional $1,084,000 attributable to the acquisition of Apex, partially offset by reductions in compensation and professional expenses.

INTEREST: Interest expense decreased and increased by $38,000 and by $733,000 for the three and nine months, respectively, ended October 2, 1999 compared to 1998. This increase for the nine months ended October 2, 1999 is due to additional debt incurred for the Apex acquisition. Beginning on September 1, 1999, the Company's bank began charging an additional 1 1/4 percent default rate of interest.

LIQUIDITY AND CAPITAL RESOURCES: As of October 2, 1999, the Company's current liabilities exceeded current assets by $21,453,715. This is due primarily to the reclassification of $19,282,708 to current liabilities from long-term liabilities as a result of the continuing breach of the financial covenants and due to an increase in inventory reserves in the 2nd quarter of 1999 of $1,200,000. The Company's working capital deficit of $21,453,715 on October 2, 1999 represents a decrease of $22,089,977 from the $636,262 of working capital the Company had on January 2, 1999.

On October 29, 1999, the Company entered into a forbearance agreement with its bank. This agreement modifies the existing loans to the bank extending bank relations until December 31, 1999. The Company had aggregate borrowings with the bank at October 2, 1999 of $26,526,207. On September 1, 1999, the bank began charging an additional 1 1/4% default rate of interest and will charge a $77,500 success fee payable on the earlier of June 30, 2000 or demand by the bank. If the Company meets all the terms and conditions of this agreement, the bank will consider entering into a second forbearance agreement that will cover the period until the Company's independent public accountants issue their audit report on 1999. At that time the Company's bank will consider entering into a long-term bank agreement with the Company. As long as the bank does not require immediate repayment of the indebtedness, management believes that funds generated from operations and its existing credit facility will be sufficient to meet the Company's cash requirements for 1999.

The Company is in the process of renegotiating its note payable of $2,710,688 to former shareholders of Apex Machine Tool Company, Inc. currently due on January 1, 2000. The Company expects this note to be paid in equal monthly installments of $18,000 with the remaining balance due on December 31, 2001.

The Company has been advised by its independent public accountants that, if the indebtedness does not meet the requirements to be classified as long-term prior to the issuance of their audit report on the Company's consolidated financial statements for the year ending January 1, 2000, their auditors' report on those consolidated financial statements will include an explanatory paragraph indicating the existence of substantial doubt as to the Company's ability to continue as a going concern subject to the ultimate resolution of the repayment requirements under the Company's bank debt. If the bank ultimately requires repayment of the indebtedness, the Company will need to find alternative financing and there can be no assurance that alternative financing would be available on terms acceptable to the Company, if at all.

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

The Company has completed a comprehensive inventory and assessment of its existing IT and non-IT systems and those of the Company's suppliers. This assessment included obtaining written assurances from key vendors and suppliers if possible. Costs incurred to date have not exceeded $150,000.

The Company believes that it's reasonably likely worse case scenario would be to revert to manual order processing for orders currently processed through EDI systems and the Company's internal order processing systems. The Company will continue to monitor the Y2K compliance of its customers and vendors. A number of risks relating to the Y2K issue may be out of the Company's control, including reliance on outside links for essential services such as communications and power. There can be no assurance that a failure of systems of third parties on which the Company's systems and operations will rely to be Y2K compliant, will not have a material adverse effect on the Company's business, financial condition or operating results.

The Company's contingency plan calls for the information systems department to be staffed over the January 1, 2000 weekend and the Company expects to make personnel available to handle issues that may arise. To the extent that unanticipated compliance issues arise with respect to the Company's internal systems, the Company believes that it will be able to implement alternative IT systems or manual systems.

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

                          PART II -- OTHER INFORMATION

ITEM 3. On October 2, 1999, the Company was in continuing default under its existing loan agreement with its bank as a result of the breach of its financial covenants. On October 29, 1999, the Company entered into a forbearance agreement with its bank. This agreement modifies the existing loan to the bank extending bank relations until December 31, 1999. The Company had aggregate borrowings with the bank at October 2, 1999 of $26,526,207. On September 1, 1999 the bank began charging an additional 1 1/4% default rate of interest and will charge a $77,500 success fee payable on the earlier of June 30, 2000 or demand by the bank. If the Company meets all the terms and conditions of this agreement, the bank will consider entering into a second forbearance agreement that will cover the period until the Company's independent public accountants issue their audit report on 1999. At that time the Company's bank will consider entering into a long-term bank agreement with the Company. As long as the bank does not require immediate repayment of the indebtedness, management believes that funds generated from operations and its credit facilities will be sufficient to meet the Company's cash requirements for 1999.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1  Edac's Amended and Restated Articles of Incorporation

     3.2  Edac's By-laws

     10.1 Forbearance Agreement dated as of October 29, 1999 by and between Edac Technologies Corporation and Fleet National Bank

     10.2 Third Amended and Restated Revolving Promissory Note dated as of October 29, 1999 by and between Edac Technologies Corporation and Fleet National Bank

     10.3 Termination and Release Agreement dated October 22, 1999 by and between Edac Technologies Corporation and Edward J. McNerney.

     27   Financial Data Schedule


(b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EDAC TECHNOLOGIES CORPORATION


November 12, 1999                   By /s/  Ronald G. Popolizio
                                       -----------------------------------------
                                    Ronald G. Popolizio, Chief Financial
                                    Officer and duly authorized officer

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

10.1      Forbearance Agreement dated as of October 29, 1999 by and between Edac
          Technologies Corporation and Fleet National Bank

10.2      Third Amended and Restated Revolving Promissory Note dated as of
          October 29, 1999 by and between Edac Technologies Corporation and
          Fleet National Bank

10.3 Termination and Release Agreement dated October 22, 1999 by and between Edac Technologies Corporation and Edward J. McNerney.

27        Financial Data Schedule



(1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.