Form 10-K
period 2000-01-01
EDAC TECHNOLOGIES CORP
filed 2000-04-17
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended January 1, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            for the transition period from            to            .
                                          ------------  ------------

                         Commission file number 0-14275
                         ------------------------------

                         Edac Technologies Corporation
                         -----------------------------

             (Exact Name of Registrant as Specified in Its Charter)

            Wisconsin                           39-1515599
-------------------------------                ---------------
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or                               Identification No.)
Organization)

1806 New Britain Avenue, Farmington, Connecticut           06032
-----------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code: (860)-677-2603

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
    Title of Each Class                                 on Which Registered

           N/A                                                     N/A
------------------------------                          ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 7, 2000, 4,269,080 shares OF Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $1.625 closing price on that date on the OTC Bulletin Board) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $5,554,000.




                       DOCUMENTS INCORPORATED BY REFERENCE


                                                            Part of Form 10-K
                                                       Into Which Portions of
DOCUMENT                                             Document are Incorporated
--------                                             -------------------------

Annual Report to Shareholders for the
  fiscal year ended January 1, 2000                           Part II

Proxy Statement relating to
  2000 Annual Meeting of Shareholders                         Part III

All statements other than historical statements contained in this report on Form 10-K or deemed to be contained herein due to incorporation by reference to a different document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, statements about the Company's bank agreement, statements about the Company's backlog, statements about the Company's actions to improve operating performance, and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the company's ability to complete a new forbearance agreement with its bank and the Company's ability to continue as a going concern if it is unable to do so; the Company's ability to reduce costs; the Company's ability to expand its customer base; the Company's ability to dispose of underutilized assets; and the Company's continued ability to attract and retain qualified employees. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Information relating to Edac's four business segments is contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in Note I to the Consolidated Financial Statements in Edac's 1999 Annual Report to Shareholders incorporated by reference herein.

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

     For its fiscal years ended January 1, 2000, January 2, 1999, and December 31, 1997, approximately 52%, 51% and 68%, respectively, of Edac's sales were sales to United Technologies Corporation

     Approximately 3% of Edac's business is done on a time and material basis based on hourly rates established annually. Most of Edac's manufacturing is done on a firm quotation basis. Less than 10% of Edac's sales are attributable to government contracts subject to termination or re-negotiation at the option of the U.S. Government United Technologies Corporation annually negotiates hourly billing rates for design work and is free to audit costs actually charged.

Backlog

     Edac's backlog as of January 1, 2000, was approximately $29,800,000 compared to $36,000,000 as of January 2, 1999. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as three years. Edac presently expects to complete approximately $22,000,000 of its January 1, 2000 backlog during the 2000 fiscal year.

Employees

     As of April 7, 2000, Edac had approximately 290 employees.

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

1790 New Britain Ave.                 47,000                  Owned                 Manufacturing
Farmington, CT. 06032                                         *                     Design engineering
                                                                                    services


1798 New Britain Ave.                              20,800              Owned               Design and manu-
Farmington, CT. 06032                                                   *                  facture of spindles
                                                                                           and specialized
                                                                                           machines

1806 New Britain Ave.                              19,200              Owned               Manufacturing
Farmington, CT. 06032                                                    *

21 Spring Lane                                     44,000              Owned               Manufacturing
Farmington, CT 06032                                                     *                 Design engineering
                                                                                           services

1838 New Britain Ave.                               3,000              Leased              Warehouse
Farmington, CT. 06032                                                    *

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 1, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     Information in response to this item is incorporated herein by reference to "Market Information" on page 2 of Edac's 1999 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

     Information in response to this item is incorporated herein by reference to "Selected Financial Information" on page 3 of Edac's 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information in response to this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial

Condition and Results of Operations" on pages 4 through 10 of Edac's 1999 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company does not invest in derivative financial instruments, other financial instruments or derivative commodity instruments. Refer to Note C to Consolidated Financial Statements for a summary of the Company's debt obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information in response to this item is incorporated herein by reference to pages 11 through 30 of Edac's 1999 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this item is incorporated herein by reference to "Election of Directors" in Edac's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders ("Edac's 2000 Proxy Statement"), which will be filed within 120 days after the end of Edac's fiscal year ended January 1, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

     Information in response to this item is incorporated herein by reference to "Executive Compensation" in Edac's 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     Information in response to this item is incorporated herein by reference to "Principal Security Holders and Security Holdings of Management" in Edac's 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information in response to this item is incorporated herein by reference to "Certain Transactions" in Edac's 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)      Documents filed:

         1. Financial Statements.

            The financial statements required to be filed by Item 8 hereof have been incorporated by reference to Edac's 1999 Annual Report to Shareholders and consist of the following:

             Report of Independent Public Accountants

             Consolidated Statements of Operations- Years Ended January 1, 2000, January 2, 1999 and December 31, 1997.

             Consolidated Balance Sheets- As of January 1, 2000 and January 2, 1999.

             Consolidated Statements of Cash Flows--Years ended January 1, 2000, January 2, 1999 and December 31, 1997.

             Consolidated Statements of Changes in Shareholders' Equity--Years ended January 1, 2000, January 2, 1999 and December 31, 1997.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Shareholders and Board of Directors of Edac Technologies Corporation:

We have audited in accordance with auditing standards generally accepted in the United States the financial statements included in Edac Technologies Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule presented on Schedule II of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                          /s/ARTHUR ANDERSEN LLP


Hartford, Connecticut
February 11, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 EDAC TECHNOLOGIES CORPORATION AND SUBSIDIARIES




---------------------------------------------------------------------------------------------------------------------------------
         COL. A                              COL. B                               COL. C
---------------------------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS
                                      Balance at Beginning        Charged to Costs         Charged to Other
       DESCRIPTION                           of Year                and Expenses           Accounts-Describe
---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 1, 2000:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts                          $160,000                  $71,959                         0      (1)

Allowance for excess and obsolete
inventory and loss contracts                409,000                1,029,000                         0        (3)

Reserve for certain machinery and
equipment held for sale                           0                  600,000                         0


YEAR ENDED JANUARY 2, 1999:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts                           125,000                   55,657       (2)          60,000      (1)

Allowance for excess and obsolete
inventory and loss contracts                300,000                  109,000                         0


YEAR ENDED DECEMBER 31, 1997:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts                           116,087                   47,287                         0       (1)

Allowance for excess and obsolete
inventory and loss contracts              1,278,804                        0                         0        (3)


--------------------------------------------------------------------------------
                                         COL. D                    COL. E
--------------------------------------------------------------------------------


                                        Deductions              Balance at End
       DESCRIPTION                       Describe                   of Year
--------------------------------------------------------------------------------
YEAR ENDED JANUARY 1, 2000:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts                        $24,959                  $207,000

Allowance for excess and obsolete
inventory and loss contracts             409,000                 1,029,000

Reserve for certain machinery and
equipment held for sale                        0                   600,000


YEAR ENDED JANUARY 2, 1999:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts                         80,657                   160,000

Allowance for excess and obsolete
inventory and loss contracts                   0                   409,000


YEAR ENDED DECEMBER 31, 1997:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts                         38,374                   125,000

Allowance for excess and obsolete
inventory and loss contracts             978,804                   300,000


(1) Represents write-off of specific accounts receivable.
(2) Result of Apex Machine Tool Company Inc. acquisition on June
    30, 1998.
(3) Represents disposition of inventory reserved against.

     (C) Exhibits:

         See Exhibit Index included as the last part of this Report, which Index is incorporated herein by this reference.

     (d) Financial Statements and Schedules

         Refer to Item 14(a) above for listing of financial statements and schedule.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 14, 2000 by the undersigned, thereunto duly authorized.

                                            EDAC TECHNOLOGIES CORPORATION

                                            BY /s/ John J. DiFrancesco
                                            --------------------------------
                                                   John J. DiFrancesco,
                                                  Chief Executive Officer

Each person whose signature appears below hereby appoints John J. DiFrancesco and Ronald G. Popolizio, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any and all amendments to the Form 10-K and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signatures                     Title                                      Date

/s/ John J. DiFrancesco            Chairman of the Board                      April 14, 2000
-----------------------
    John J. DiFrancesco

/s/ Ronald G. Popolizio            Executive Vice President                   April 14, 2000
----------------------             and Chief Financial Officer
    Ronald G. Popolizio            (Principal Financial and
                                   Accounting Officer)





/s/ William J. Gallagher                           Director                                   April 14, 2000
------------------------
    William J. Gallagher


/s/ Robert Gilchrist                               Director                                   April 14, 2000
------------------------
    Robert Gilchrist
                                                   Director

------------------------
    Lee Morris


/s/ Arnold Sargis                                  Director                                   April 14, 2000
------------------------
    Arnold Sargis


/s/ Daniel C. Tracy                                Director                                   April 13, 2000
------------------------
    Daniel C. Tracy


/s/ Stephen G.W. Walk                              Director                                   April 14, 2000
------------------------
    Stephen G.W. Walk

                                 EXHIBIT INDEX

EXHIBIT                                                              SEQUENTIAL
NUMBER                                                               PAGE NUMBER
------                                                               -----------

3.1            Edac's Amended and Restated                                 (1)
               Articles of incorporation

3.2            Edac's By-Laws                                              (5)

4.1            Edac's Amended and Restated                                 (1)
               Articles of incorporation

4.2            Sections of Edac's By-Laws                                  (5)

10.1           Consulting Agreement between                                (1)
               Gros-Ite and William Giannone

10.2           Gros-Ite division Pension Plan                              (1)

10.3           Edac Technologies Corporation                               (2)
               Employee Stock Ownership Trust,
               effective May 1, 1989

10.4           $700,000 Limited Recourse Term                              (2)
               Promissory Note dated May 12, 1989
               between the Plan and CNB

10.5           Edac Technologies Corporation                               (3)
               1991 Stock Option Plan

10.6           $4,000,000 Term Promissory Note                             (4)
               dated March 22, 1993 between
               Edac and Shawmut

10.7           Stock Option Agreement dated                                (4)
               January 1, 1994 between Edac and
               Robert Whitty

10.8           Construction to Permanent Loan                              (5)
               Promissory Note

10.9           Open-End Construction to Permanent                          (5)
               Mortgage Deed

10.10          Sixth Amendment to Revolving Loan,                          (5)
               Term Loan, Equipment Loan and
               Security Agreement

10.11          Modification of Construction to                             (5)
               Permanent Loan Promissory Note
               and Open-End Construction to
               Permanent Mortgage Deed


10.12          Seventh Amendment to Revolving Loan,                        (5)
               Term Loan, Equipment Loan and
               Security Agreement and
               Reaffirmation of Guarantees


10.13          Eighth Amendment to Revolving Loan,                         (5)
               Term Loan, Equipment Loan and
               Security Agreement and
               Reaffirmation of Guarantees,
               Modification of Notes and
               Reaffirmation of Guarantees


10.14          Seventh Modification Agreement to                           (5)
               Open-End Mortgage Deed


10.15          Second Modification of Construction                         (5)
               to Permanent Loan Promissory Note
               and Open-End construction to
               Permanent Mortgage Deed


10.16          Edac Technologies Corporation                               (6)
               1996 Stock Option Plan


10.17          Ninth Amendment to Revolving loan,                          (7)
               Term Loan, Equipment Loan and Security
               Agreement, Modification of Notes and
               Reaffirmation of Guarantees


10.18          Amended and Restated Revolving Promissory                   (7)
               Note

10.19          Equipment Promissory Note III                               (7)

10.20          Amended and Restated Promissory Note                        (7)

10.21          Eighth Modification Agreement to Open-End                   (7)
               Mortgage Deed

10.22          Third Modification of Construction to                       (7)
               Permanent Loan Promissory Note and Open-End
               Construction to Permanent Mortgage Deed

10.23          Asset Purchase Agreement dated as of May                    (8)
               13, 1998  by and among Edac Technologies
               Corporation, Apex Acquisition Corp., Apex
               Machine Tool Company, Inc., Gerald S. Biondi,
               James G. Biondi and Michael Biondi.

10.24          Purchase Agreement dated as of May 13, 1998 by and          (8)
               between Edac Technologies Corporation, Gerald S.
               Biondi, James G. Biondi and Michael Biondi providing for the acquisition of the real estate located at 17 and 21 Spring Lane, Farmington, Connecticut.

10.25          Guaranty Agreement dated as of June 30, 1998 by and         (8)
               among Edac Technologies Corporation, as guarantor, Apex Acquisition Corporation, Gerald S. Biondi, James
               G. Biondi and Michael Biondi pursuant to which Edac Technologies Corporation has guaranteed all of the obligations of Apex Acquisition Corporation under the real estate purchase agreement.

10.26          Promissory note payable by Apex Acquisition Corporation     (8)
               to Gerald S. Biondi, James G. Biondi and Michael Biondi under the real estate purchase agreement.

10.27          Purchase agreement dated as of May 13, 1998 by and          (8)
               between Edac Technologies Corporation, Gerald S.
               Biondi and James G. Biondi providing for the acquisition, after the satisfaction of certain pre-closing conditions, by Edac Technologies Corporation or its wholly-owned subsidiary of the property located at 55 Spring Lane, Farmington, Connecticut.

10.28          Eleventh Amendment to Loans and Security Agreement,         (8)
               Modification of Notes and Reaffirmation of Guaranties dated as of June 30, 1998 by and among Fleet National
               Bank, Edac Technologies Corporation, Gros-Ite Industries,
               Inc. and Apex Acquisition Corporation.


10.29          Second Amended and Restated Promissory Note dated as        (8)
               of June 30, 1998 in the original principal amount of $13 million payable by Edac Technologies Corporation to Fleet National Bank.

10.30          Term Promissory Note dated June 30, 1998 in the             (8)
               principal amount of $14 million payable by Edac
               Technologies Corporation to Fleet National Bank.

10.31          Fourth Modification of Construction to Permanent Loan       (8)
               Promissory Note and Open-End Construction to Permanent
               Mortgage Deed dated as of June 30, 1998 by and among Edac Technologies Corporation and Fleet National Bank.

10.32          Ninth Modification Agreement to Open-End Mortgage Deed      (8)
               dated as of June 30, 1998 by and between Edac
               Technologies Corporation and Fleet National Bank.

10.33          Guaranty Agreement dated as of June 30, 1998 from each      (8)
               of Apex Acquisition Corporation and Gros-Ite Industries,
               Inc. to Fleet National Bank.

10.34          Open-End Mortgage Deed, Security Agreement, Collateral      (8)
               Assignment of Rents and Financing Statement dated as of June 30, 1998 by and between Edac Technologies Corporation and Fleet National Bank.

10.35          Security Agreement dated as of June 30, 1998 by and         (8)
               between Apex Acquisition Corporation and Fleet
               National Bank.

10.36          Hazardous Substances Indemnity Agreement dated as of        (8)
               June 30, 1998 by and among Edac Technologies Corporation,
               Apex Acquisition Corporation, Gros-Ite Industries, Inc.
               and Fleet National Bank.

10.37          Agreement Regarding Purchase Price Adjustments dated        (9)
               September 24, 1998 by and between Edac Technologies Corporation, Apex Machine Tool Company, Inc., Biondi
               Tool Company, Inc., Gerald S. Biondi, James G. Biondi and Michael Biondi.

10.38          1998 Stock Option Agreement                                 (10)

10.39          Tenth Amendment to Revolving loan, Term                     (10)
               Loan, Equipment Loan and Security Agreement,
               Modification of Notes and Reaffirmation of Guarantees

10.40          Equipment Promissory Note IV                                (10)

10.41          Twelfth Amendment to Loans and Security                     (10)
               Agreement, Modification of Notes and
               Reaffirmation of Guaranties

10.42          Employment contract between Edac and                        (10)
               Edward J. McNerney

10.43          Change of Control Agreement between Edac Technologies       (11)
               Corporation and Ronald G. Popolizio

10.44          Employment contract between Edac and                        (12)
               Ronald G. Popolizio

10.45          Termination and Release Agreement between Edac              (13)
               and Edward J. McNerney

10.46          Forbearance Agreement dated as of October 29,               (13)
               1999 by and between Edac and Fleet National
               Bank

10.47          Third Amended and Restated Revolving Promissory             (13)
               Note dated as of October 29, 1999 by and between Edac and Fleet National Bank

10.48 First Amendment To Forbearance Agreement dated as of December 30, 1999 by and between Edac and Fleet National Bank

11             Earnings per share information has been
               incorporated by reference to Edac's 1999
               Annual Report to Shareholders

13             Edac's 1999 Annual Report to Shareholders

21             Subsidiaries

23             Consent of Arthur Andersen LLP,
               independent public accountants

24             Power of Attorney                                           (14)

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

(8) Exhibit incorporated by reference to the Company's Current Report on Form 8-K dated June 30, 1998.

(9) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.

(10) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

(11) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999.

(12) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

(13) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.

(14)  Included as part of the signature page hereof.