Form 10-Q
period 2000-04-01
EDAC TECHNOLOGIES CORP
filed 2000-05-16
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 1, 2000
                               ------------------

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


                                 (860) 677-2603
               ---------------------------------------------------
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
APPLICABLE ONLY TO CORPORATE ISSUERS:

                  On May 5, 2000 there were outstanding 4,269,080 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS





                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          April 1                  January 1
                                                           2000                      2000
                                                       (Unaudited)                  (Note)
                                                       -----------                  ------
ASSETS

CURRENT ASSETS:
  Cash                                                $    346,000              $    145,386
  Trade accounts receivable                              4,834,267                 4,811,993
  Inventories                                            8,241,923                 8,804,497
  Prepaid expenses and other                               395,701                   442,133
  Refundable income taxes                                  426,159                   556,159
  Deferred income taxes                                    699,649                   699,649
                                                      ------------              ------------

           TOTAL CURRENT ASSETS                         14,943,699                15,459,817
                                                      ------------              ------------


PROPERTY, PLANT, AND EQUIPMENT                          28,021,791                28,571,872
 less-accumulated depreciation                          11,017,673                10,628,387
                                                      ------------              ------------
                                                        17,004,118                17,943,485
                                                      ------------              ------------

OTHER ASSETS:
 Goodwill                                               10,878,860                10,949,972
 Other                                                     396,561                   401,562

                                                      $ 43,223,238              $ 44,754,836
                                                      ============              ============




Note: The balance sheet at January 1, 2000 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  April 1                 January 1
                                                                   2000                     2000
                                                               (Unaudited)                 (Note)
                                                             ---------------              --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                                   $   6,470,723             $  6,151,925
  Current portion of long-term debt                             21,370,200               22,430,798
  Trade accounts payable                                         2,958,660                3,348,140
  Employee compensation and
         amounts withheld                                        1,407,397                1,137,120
  Accrued expenses                                               1,526,411                1,985,264
                                                             -------------             ------------

         TOTAL CURRENT LIABILITIES                              33,733,391               35,053,247
                                                             -------------             ------------

LONG-TERM DEBT,
  less current portion                                           2,440,687                2,494,686
                                                             -------------             ------------

OTHER LIABILITIES                                                  361,422                  419,346
                                                             -------------             ------------

DEFERRED INCOME TAXES                                              700,000                  700,000
                                                             -------------             ------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding 4,269,080
    on April 1, 2000 and
    on January 1, 2000                                              10,673                   10,673
  Additional paid-in-capital                                     9,153,941                9,153,941
  Retained earnings                                             (3,176,876)              (3,077,057)
                                                             -------------             ------------
                                                                 5,987,738                6,087,557

                                                             $  43,223,238             $ 44,754,836
                                                             =============             ============




Note: The balance sheet at January 1, 2000 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                               For the quarter ended
                                                             -------------------------
                                                               April 1,       April 3,
                                                                2000           1999
                                                            ------------   -------------

Sales                                                       $12,249,238     $15,170,285
Cost of sales                                                10,407,278      12,776,383
                                                            -----------     -----------
    Gross profit                                              1,841,960       2,393,902

Selling, general and
  administrative expenses                                     1,254,169       1,356,876
                                                            -----------     -----------

    INCOME FROM OPERATIONS                                      587,791       1,037,026

Non-operating income
  (expense):
         Interest expense                                      (718,190)       (635,392)
         Other                                                   30,580          25,156
                                                            -----------     -----------
                                                               (687,610)       (610,236)

   (LOSS) INCOME BEFORE INCOME TAXES                            (99,819)        426,790

Provision for income taxes                                            -         140,800
                                                            -----------     -----------

    NET (LOSS) INCOME                                       $   (99,819)    $   285,990
                                                            ===========     ===========


Basic (loss) earnings
  per common share (Note A)                                      $(0.02)          $0.07

Diluted (loss) earnings
  per common share (Note A)                                      $(0.02)          $0.06






The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             For the quarter ended
                                                           -------------------------
                                                           April 1,         April 3,
                                                             2000             1999
                                                          -----------     ------------
Operating Activities:
  Net (loss) income                                      $  (99,819)      $  285,990
  Depreciation and amortization                             599,215          731,363
  Changes in working capital items                          138,676          (90,214)
  Other                                                     (62,096)          (2,465)
                                                         -----------      ----------
    Net cash provided by
     operating activities                                    575,976         924,674

Investing Activities:
  Additions to property, plant
    and equipment                                            (55,363)       (209,183)
  Proceeds from sales of property
    plant and equipment                                      475,800           2,465
  Other                                                            -          10,000
                                                         -----------      ----------
    Net cash provided by (used in)
     investing activities                                    420,437        (196,718)


Financing Activities:
  Increase (decrease) in revolving
    line of credit                                           318,798        (477,770)
  Payments of long term debt                              (1,114,597)       (377,494)
  Proceeds from exercise of options
    for common stock                                               -          10,339
                                                         -----------      ----------
    Net cash used in
     financing activities                                   (795,799)       (844,925)

Increase (decrease) in cash                                  200,614        (116,969)
Cash at the beginning of period                              145,386         229,480
                                                         -----------      ----------

Cash at end of period                                    $   346,000      $  112,511
                                                         ===========      ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 1, 2000


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the quarter ending April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of April 1, 2000 and January 1, 2000, inventories consisted of the following:


                                              April 1,        January 1,
                                               2000             2000
                                               ----             ----
     Raw materials                           $1,191,763        $1,926,177
     Work-in-progress                         6,704,038         6,685,644
     Finished goods                           1,359,208         1,222,133
                                             ----------       -----------
                                              9,255,009         9,833,954
     Reserve for excess
      and obsolete                           (1,013,086)       (1,029,457)
                                            -----------       -----------
     Inventories                             $8,241,923        $8,804,497
                                            ===========       ===========



New Accounting Standards: In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133 - an Amendment of FASB No. 133" for the sole purpose of updating the effective date of adoption of SFAS No. 133 to January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Subsequent to April 1, 2000, the Company sold its only derivative instrument for $177,350 (interest rate swap agreements related to certain long-term debt). Accordingly, the Company does not anticipate any impact related to the adoption of this standard.

In December 1999, Staff Accounting Bulletin No. 101 (SAB 101) Revenue Recognition, was issued. SAB 101 will require a company to defer revenue recognition on product shipments until contractual terms of customer acceptance, including inspection and installation requirements, as defined, are met. The Company will be required to adopt this new accounting pronouncement through a cumulative charge to earnings in accordance with the provisions of APB Opinion No. 20 no later than the second quarter of fiscal 2000. The Company is in the process of quantifying the effect of the new standard.

(Loss) Earnings Per Share: The number of shares used in the (loss) earnings per common share computation for the quarters ended April 1, 2000 and April 3, 1999 are as follows:


                                                       For the quarter ended
                                                      -----------------------
                                                       April 1,        April 3,
                                                        2000            1999
                                                     ----------      ----------

Basic:
  Average common
  shares outstanding                                 4,269,080      4,266,580

Diluted:
  Dilutive effect of
  stock options                                              -        167,824
                                                    ----------     ----------

  Average common shares diluted                      4,269,080      4,434,404
                                                    ==========     ==========


Options to purchase 523,157 shares of common stock were not included in the computation of (loss) earnings per share for the quarter ended April 1, 2000 since their effect was antidilutive.

Comprehensive (Loss) Income: Comprehensive (loss) income is the same as net
(loss) income for the quarters ended April 1, 2000 and April 3, 1999.

NOTE B -- SEGMENT INFORMATION

The following amounts are in thousands:


                                        For the quarter ended April 1, 2000
                         ---------------------------------------------------------------------

                         Engineered      Precision     Precision        Apex
                         Precision       Engineered      Large        Machine
                         Components     Technologies   Machining      Tool Co.          Total
                         ----------     ------------   ---------      --------          -----

 Sales from
   external customers
                               $4,143         $1,797          $982        $5,327         $12,249

 Intersegment
    sales                          --             --            --            --              --
                               ------         ------          ----        ------         -------
 Total sales                    4,143          1,797           982         5,327          12,249
                               ------         ------          ----        ------         -------

 Allocated interest                97             56            63           502             718
   expense

Allocated
     depreciation
   and amortization               120             95           135           249             599


 Segment(loss)
   profit                        (340)            76            33           131            (100)




                                        For the quarter ended April 3, 1999
                         ------------------------------------------------------------------------


                         Engineered      Precision      Precision       Apex
                         Precision       Engineered      Large         Machine
                         Components     Technologies   Machining      Tool Co.          Total
                         ----------     ------------   ---------      --------          -----

 Sales  from
   external
   customers                   $4,608         $3,041        $2,553        $4,968         $15,170

 Intersegment
  sales                            --             --            --            32              32
                               ------         ------        ------        ------         -------
                                4,608          3,041         2,553         5,000          15,202
                               ------         ------        ------        ------         -------
 Allocated
   interest expense                83            108            76           368            635

 Allocated
   depreciation and
   amortization                   151            154           158           268
                                                                                             731

 Income tax expense
                                   30             48            62            11             141

 Segment
   profit                          40             98           126            22             286


Asset information is unavailable by segment.

Note C - Financing Arrangements

As of May 5, 2000, the Company remained in violation of certain of its financial covenants contained in its primary financing arrangement with a bank which includes revolving credit and term financing (the "Agreement"). As a result, all obligations to the lender of $26.8 million are included in current liabilities due to cross default provisions as of April 1, 2000 and January 1, 2000.

The Company is operating under a forbearance agreement with respect to its principal financing arrangements, including revolving credit and term financing, of $26.8 million as of April 1, 2000. As of May 12, 2000, the Company is working to arrange alternative financing to replace its current financing arrangements. The Company's lender has indicated a willingness to cooperate with the Company until it seeks to obtain alternative financing. The Company has entered into a series of short-term forbearance agreements with the bank which prevents the acceleration and collection of the indebtedness until April 30, 2000. The bank has indicated that it will extend the expiration date of the most recent agreement until June 3, 2000. If the Company is unable to obtain alternative financing by June 3, 2000 or to receive an extension of the forbearance agreement, the bank would then have the right to demand repayment of the amount outstanding. There can be no assurance that alternative financing will be available on terms acceptable to the Company, if at all. The Company's management team is taking several actions to improve the Company's financial performance in 2000. These actions include, but are not limited to, reducing overhead costs and indirect staffing levels, expanding marketing activities to diversify the Company's customers and markets, disposing of underutilized assets (including property, plant and equipment), re-negotiating unfavorable contracts and combining operating units to improve resource utilization. Management believes, but has no assurance, that these initiatives will improve the Company's operating performance in 2000.

As indicated in the report of independent public accountants related to the Company's consolidated financial statements as of and for the year ended
January 1, 2000, the status of the Company's financing arrangements raises substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company has been advised by its independent public accountants that, if the indebtedness does not meet the requirements to be classified as long-term prior to the issuance of their audit report on the Company's consolidated financial statements for the year ending December 30, 2000, their auditors' report on those consolidated financial statements will continue to include an explanatory paragraph indicating the existence of substantial doubt as to the Company's ability to continue as a going concern subject to the ultimate resolution of the repayment requirements under the Company's bank debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales. The Company's sales in the first quarter of 2000 decreased $2,921,000 or 19.3% compared to the first quarter of 1999. Sales (decreases) increases were $(465,000), $(1,244,000), $(1,571,000) and $359,000 in the Engineered Precision
Components, Precision Engineered Technologies, Precision Large Machining and Apex areas for the quarter ended April 1, 2000, respectively, compared to the prior year period. The Company continues to expand its marketing activities to diversify into other markets and reduce its dependence on the aerospace industry. As of April 1, 2000, sales backlog was approximately $27,200,000. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $19,000,000 of its April 1, 2000 backlog during the remainder of the 2000 fiscal year.

Cost of Sales. Cost of sales as a percentage of sales increased in the 2000 period to 85.0% from 84.3% in the first quarter of 1999. Cost of sales as a percentage of sales increased primarily due to fixed manufacturing costs being spread over lower sales levels. In addition, the decline in both the commercial and military jet engine marketplace has caused severe schedule shifting, delays of orders, cancellations of orders and smaller production quantities all of which impacted productivity and gross profit margins in the Engineered Precision Components and Large Machining areas.

Selling, General & Administrative. Selling, general and administrative costs decreased by $103,000 or 7.6% compared to the first quarter of 1999. This is due to decreased compensation and public relations expense.

Interest. Interest expense increased by $83,000 or 13.0% for the first quarter of 2000 as compared to the first quarter of 1999. This was the result of the bank charging the Company a default rate of interest representing an additional 1 1/4% per annum commencing on September 1, 1999 in accordance with the forbearance agreements.

Liquidity and Capital Resources. During 1999 and the first quarter of 2000, the Company was in violation of certain of its financial covenants contained in its primary financing arrangement with a bank which includes revolving credit and term financing (the "Agreement"). As of April 1, 2000, the Company had aggregate borrowings under the Agreement and other borrowings with the bank of $26,810,000. The Agreement provides the bank a first priority security interest in substantially all of the Company's assets and is generally cross collateralized and cross defaulting with other borrowings with the bank. Accordingly, as of April 1, 2000 and January 1, 2000, all amounts outstanding to the bank are classified as current in the condensed consolidated balance sheet. The Company has entered into a series of short-term forbearance agreements with the bank which prevents the acceleration and collection of the indebtedness until April 30, 2000. The bank has indicated that it will extend the expiration date of the most recent agreement until June 3, 2000. In accordance with the forbearance agreements, starting September 1, 1999, the bank began charging a default rate of interest representing an additional 1 1/4% per annum and will charge a $87,500 success fee payable on the earlier of June 30, 2000 or demand by the bank. The forbearance agreements decreased the amount the Company can borrow on its revolving line of credit to an amount which is the lesser of $10,000,000 or an amount determined by a formula based on percentages of the Company's receivables and inventory. As of April 1, 2000, $1,973,000 was available for additional borrowings under the terms of the most recent forbearance agreement. The bank has requested that the Company seek alternative financing to replace its current bank agreement. Alternative financing will most likely be at higher interest rates than the Company's currently pays its bank. The Company's bank has indicated a willingness to cooperate with the Company as it seeks to obtain alternative financing. However, there can be no assurance that alternative financing will be available on terms acceptable to the Company, if at all. Any inability to obtain such alternative financing would seriously harm the Company's ability to continue as a going concern. If the Company is unable to obtain alternative financing by June 3, 2000, the Company would need to negotiate a new forbearance agreement with the bank. The bank has indicated a willingness to consider such extensions in the near term, although there is no assurance that the Company will be able to extend the maturity of the forbearance agreement if required.

As of April 1, 2000, the Company's current liabilities exceeded current assets by $18,790,000. This is due primarily to the reclassification of $17,157,000 to current liabilities from long-term liabilities as a result of the current forbearance agreement. The Company's working capital deficit of $18,790,000 on April 1, 2000 represents a decrease of $19,535,000 from the $745,000 of working capital the Company had on April 2, 1999.

The Company has been advised by its independent public accountants that, if the indebtedness does not meet the requirements to be classified as long-term prior to the issuance of their audit report on the Company's consolidated financial statements for the year ending December 30, 2000, their auditors' report on those consolidated financial statements will continue to include an explanatory paragraph indicating the existence of substantial doubt as to the Company's ability to continue as a going concern subject to the ultimate resolution of the repayment requirements under the Company's bank debt.

All statements other than historical statements contained in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the Company's ability to arrange alternative financing to replace its current bank financing and the terms of any such alternative financing; the Company's ability to continue as a going concern if it is unable to arrange alternative financing; the Company's ability to dispose of underutilized assets; and other factors discussed in this report and in the Company's annual report on Form 10-K for the year ended January 1, 2000. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.




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


                                       EDAC TECHNOLOGIES CORPORATION


May 15, 2000                           By   /s/ Ronald G. Popolizio
                                            ------------------------------------
                                            Ronald G. Popolizio, Chief Financial
                                            Officer and duly authorized officer

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