Form 10-Q
period 2000-07-01
EDAC TECHNOLOGIES CORP
filed 2000-08-07
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 1, 2000

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

                  On August 4, 2000 there were outstanding 4,269,080 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART 1 FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS


                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                        July 1             January 1
                                         2000                2000
                                      (Unaudited)           (Note)
                                      -----------           ------
ASSETS

CURRENT ASSETS:
  Cash                                $   672,720        $   145,386
  Trade accounts receivable             5,906,191          4,811,993
  Inventories                           7,698,097          8,804,497
  Prepaid expenses and other              352,368            442,133
  Refundable income taxes                  22,487            556,159
  Deferred income taxes                   699,649            699,649
                                      -----------        -----------
         TOTAL CURRENT ASSETS          15,351,512         15,459,817


PROPERTY, PLANT, AND EQUIPMENT         28,036,111         28,571,872
 less-accumulated depreciation         11,533,951         10,628,387
                                      -----------        -----------
                                       16,502,160         17,943,485

OTHER ASSETS:
  Goodwill                             10,807,749         10,949,972
  Other                                   435,684            401,562
                                      -----------        -----------
                                      $43,097,105        $44,754,836
                                      ===========        ===========

Note: The balance sheet at January 1, 2000 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   July 1             January 1
                                                    2000                 2000
                                                 (Unaudited)            (Note)
                                                 -----------            ------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                      $  7,226,009         $  6,151,925
  Current portion of long-term debt
     and long-term debt in default                20,717,412           22,430,798
  Trade accounts payable                           3,073,276            3,348,140
  Employee compensation and
         amounts withheld                          1,384,199            1,137,120
  Accrued expenses                                 1,478,499            1,985,264
                                                ------------         ------------

         TOTAL CURRENT LIABILITIES                33,879,395           35,053,247

LONG-TERM DEBT,
  less current portion                             2,386,687            2,494,686

OTHER LIABILITIES                                    303,498              419,346

DEFERRED INCOME TAXES                                700,000              700,000


SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--4,269,080
    on July 1, 2000 and
    on January 1, 2000                                10,673               10,673
  Additional paid-in-capital                       9,153,941            9,153,941
  Accumulated deficit                             (3,337,089)          (3,077,057)
                                                ------------         ------------
                                                   5,827,525            6,087,557

                                                $ 43,097,105         $ 44,754,836
                                                ============         ============

Note: The balance sheet at January 1, 2000 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                       For the quarter ended                      Six months ended
                                    July 1               July 3               July 1               July 3
                                     2000                 1999                 2000                 1999
                                     ----                 ----                 ----                 ----
Sales                            $ 11,776,242         $ 14,945,132         $ 24,025,480         $ 30,115,417
Cost of sales                       9,804,799           15,135,172           20,212,077           27,911,555
                                 ------------         ------------         ------------         ------------
    Gross profit(loss)              1,971,443             (190,040)           3,813,403            2,203,862

Selling, general and
  and administrative
  expenses                          1,278,256            1,348,218            2,532,425            2,705,094
                                 ------------         ------------         ------------         ------------

INCOME (LOSS)
  FROM OPERATIONS                     693,187           (1,538,258)           1,280,978             (501,232)

Non-operating income
  (expense):
         Interest expense            (846,002)            (639,482)          (1,564,192)          (1,274,874)
         Other                         (7,398)               6,284               23,182               31,440
                                 ------------         ------------         ------------         ------------
                                     (853,400)            (633,198)          (1,541,010)          (1,243,434)

LOSS BEFORE
  INCOME TAXES                       (160,213)          (2,171,456)            (260,032)          (1,744,666)

Benefit for
  income taxes                           --               (501,800)                --               (361,000)
                                 ------------         ------------         ------------         ------------

NET LOSS                         $   (160,213)        $ (1,669,656)        $   (260,032)        $ (1,383,666)
                                 ============         ============         ============         ============



Basic and diluted
  loss per
  common share (Note A)          $      (0.04)        $      (0.39)        $      (0.06)        $      (0.32)
                                 ============         ============         ============         ============

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Six Months Ended
                                                July 1              July 3
                                                 2000               1999
                                                 ----               ----
Operating Activities:
  Net loss                                   $  (260,032)        $(1,383,666)
  Depreciation and amortization                1,191,603           1,462,731
  Changes in working capital items               101,089           2,276,787
  Other                                         (101,892)             (2,965)
                                             -----------         -----------
    Net cash provided by
     operating activities                        930,768           2,352,887
                                             -----------         -----------

Investing Activities:
  Additions to property, plant
    and equipment                                (69,683)           (561,848)
  Proceeds from sales of property
    plant and equipment                          475,800               2,965
  Other                                             --                 9,998
                                             -----------         -----------
    Net cash provided by (used in)
     investing activities                        406,117            (548,885)
                                             -----------         -----------


Financing Activities:
  Increase (decrease) in revolving
    line of credit, net                        1,074,084          (1,593,485)
  Issuance of long term debt                        --               457,283
  Payments of long term debt                  (1,821,385)           (820,455)
  Proceeds from exercise of options
   for common stock                                 --                10,339
  Financing costs                                (62,250)               --
                                             -----------         -----------

    Net cash used in
     financing activities                       (809,551)         (1,946,318)
                                             -----------         -----------

Increase (decrease) in cash                      527,334            (142,316)
Cash at the beginning of period                  145,386             229,480
                                             -----------         -----------

Cash at end of period                        $   672,720         $    87,164
                                             ===========         ===========


Supplemental Disclosure of
   Cash Flow Information:
         Interest paid                       $ 1,450,790         $ 1,495,245
         Income taxes (refunded) paid           (533,672)        $   570,262

The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 1, 2000


NOTE A - FINANCIAL CONDITION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the six month period ending July 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

As of August 1, 2000, the Company remained in violation of certain of its financial covenants contained in its primary financing arrangement with a bank which includes revolving credit and term financing (the "Agreement") and was operating under a forbearance agreement. As a result, as of July 1, 2000, all obligations to the lender of $26.9 million are included in current liabilities due to cross default provisions.

The Company is operating under a forbearance agreement with respect to its principal financing arrangements, including revolving credit and term financing, of $26.9 million as of July 1, 2000. As of August 1, 2000, the Company is working to arrange alternative financing to replace its current financing arrangements. The Company's lender has indicated a willingness to cooperate with the Company as it seeks to obtain alternative financing. The Company has entered into a series of short-term forbearance agreements with the bank which prevents the acceleration and collection of the indebtedness until August 18, 2000. If the Company is unable to obtain alternative financing by August 18, 2000 or to receive an extension of the forbearance agreement, the bank would then have the right to demand repayment of the amount outstanding. Although the Company believes it has made significant progress toward refinancing its existing bank debt, there can be no assurance that alternative financing will be available on terms acceptable to the Company, if at all. The Company received an extension to August 18, 2000 from its bank for financing arrangements with an affiliate to which the Company has guaranteed a maximum of $300,000 ($223,065 outstanding at July 1, 2000). The Company's management team has taken several actions to improve the Company's financial performance in 2000. These actions include, but are not limited to, reducing overhead costs and indirect staffing levels, expanding marketing activities to diversify the Company's customers and markets, disposing of underutilized assets (including property , plant and equipment), re-negotiating unfavorable contracts and combining operating units to improve resource utilization. Management believes, but has no assurance, that these initiatives will improve the Company's operating performance in 2000.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of July 1, 2000 and January 1, 2000, inventories consisted of the following:

                                   July 1,           January 1,
                                    2000                2000
                                    ----                ----
      Raw materials             $   885,830         $ 1,926,177
      Work-in-progress            5,975,155           6,685,644
      Finished goods              1,833,068           1,222,133
                                -----------         -----------
                                  8,694,053           9,833,954
      Reserve for excess
       and obsolete                (995,956)         (1,029,457)
                                -----------         -----------
      Inventories               $ 7,698,097         $ 8,804,497
                                ===========         ===========

New Accounting Standards: In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133 - an Amendment of FASB No. 133" for the sole purpose of updating the effective date of adoption of SFAS No. 133 to January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. On May 2, 2000, the Company sold its only derivative instrument for $177,350 (interest rate swap agreements related to certain long-term debt). The Company is amortizing the deferred gain associated with this sale as a reduction of interest expense over the period of the associated financing. Accordingly, the Company does not anticipate any impact related to the adoption of this standard.

In December 1999, Staff Accounting Bulletin No. 101 (SAB 101) Revenue Recognition, was issued. SAB 101 will require a company to defer revenue recognition on product shipments until contractual terms of customer acceptance, including inspection and installation requirements, as defined, are met. The Company will be required to adopt this new accounting pronouncement through a cumulative charge to earnings in accordance with the provisions of APB Opinion No. 20 no later than the fourth quarter of fiscal 2000. The Company is in the process of quantifying the effect of the new standard and plans to adopt the new standard in the fourth quarter of 2000.

Comprehensive Loss: Comprehensive loss is the same as net loss for the quarters and six month periods ended July 1, 2000 and July 3, 1999.

Earnings (Loss) Per Share: The number of shares used in the earnings (loss) per common share computation for the three and six month periods ended July 1, 2000 and July 3, 1999 are as follows:

                                     Quarter ended                 Six months ended
                                July 1,         July 3,         July 1,         July 3,
                                 2000            1999            2000            1999
                                 ----            ----            ----            ----
Basic:
  Average common
  shares outstanding          4,269,080       4,269,080        4,269,080       4,267,830

Diluted:
  Dilutive effect of                   (a)             (b)              (a)             (b)
  stock options                       0               0                0               0
                              ---------       ---------        ---------       ---------
  Average shares diluted      4,269,080       4,269,080        4,269,080       4,267,830
                              =========       =========        =========       =========

(a) Options to purchase 523,157 shares of common stock were not included in the computation of (loss) earnings per share for the periods ended July 1, 2000 since their effect was antidilutive.

(b) Options to purchase 479,158 shares of common stock were not included in the computation of (loss) earnings per share for the periods ended July 3, 1999 since their effect was antidilutive.


NOTE B -- SEGMENT INFORMATION

The following amounts are in thousands:

                                         For the quarter ended July 1, 2000
                       Engineered       Precision        Precision          Apex
                       Precision        Engineered         Large           Machine
                       Components      Technologies      Machining         Tool Co.         Total
                       ----------      ------------      ---------         --------         -----
Sales from
   external
   customers            $  4,102         $  1,534         $  1,265        $  4,875        $ 11,776
                        --------         --------         --------        --------        --------

Segment
   profit (loss)            (291)             (53)             144              40            (160)
                        --------         --------         --------        --------        --------

                                         For the six months ended July 1, 2000
                       Engineered      Precision        Precision         Apex
                       Precision       Engineered         Large          Machine
                       Components     Technologies      Machining        Tool Co.         Total
                       ----------     ------------      ---------        --------         -----
Sales from
   external
   customers            $  8,245         $  3,331        $  2,246        $ 10,203        $ 24,025
                        --------         --------        --------        --------        --------


Segment
   profit (loss)            (632)              25             176             171            (260)
                        --------         --------        --------        --------        --------

                                              For the quarter ended July 3, 1999
                           Engineered        Precision       Precision          Apex
                           Precision         Engineered        Large           Machine
                           Components       Technologies     Machining         Tool Co.          Total
                           ----------       ------------     ---------         --------          -----
 Sales from
   external
   customers                 $  4,626         $  3,542        $  2,067         $  4,710         $ 14,945


   Intersegment                  --               --              --                 56               56
                             --------         --------        --------         --------         --------
 Total sales                    4,626            3,542           2,067            4,766           15,001
                             --------         --------        --------         --------         --------

Segment profit (loss)          (1,517)             126            (130)            (148)          (1,669)

                                       For the six months ended July 3, 1999
                       Engineered      Precision        Precision         Apex
                       Precision       Engineered        Large           Machine
                      Components      Technologies      Machining        Tool Co.           Total
                      ----------      ------------      ---------        --------           -----
Sales from
  external
  customers            $  9,234         $  6,583        $  4,620         $  9,678         $ 30,115


  Intersegment             --               --              --                 88               88
                       --------         --------        --------         --------         --------
Total sales               9,234            6,583           4,620            9,766           30,203
                       --------         --------        --------         --------         --------

Segment
  profit (loss)          (1,477)             223              (3)            (127)          (1,384)

Asset information is unavailable by segment.

NOTE C - DEFERRED LOAN FEES

The Company has incurred $62,250 of financing costs classified as deferred financing costs. These costs will be deferred until such time as it is determined that they will be amortized over the life of any new financing or expensed if unrelated to a new financing.


NOTE D - STOCK BASED COMPENSATION

During the three months ended July 1, 2000, the Company granted options to purchase 214,000 shares of common stock at a weighted average exercise price of $1.00 per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES: The Company's sales decreased $3,169,000 or 21.2% for the three months and $6,090,000 or 20.2% for the six months ended July 1, 2000 from the comparable periods of 1999. The decrease in sales is due primarily to the overall decrease in business from the Company's major customers. Sales increases (decreases) were $(524,000), $(2,008,000), $(802,000) and $165,000 and
$(989,000), $(3,252,000), $(2,374,000) and $525,000 in the Engineered Precision
Components, Precision Engineered Technologies, Precision Large Machining and Apex areas for the quarter and six months ended July 1, 2000, respectively. The Company continues to expand its marketing activities to diversify into other markets and reduce its dependence on the aerospace industry. In the Apex area sales to aerospace customers have decreased as a percentage of total Apex sales to 39% for the six months ended July 1, 2000 from 59% for the year ended January 1, 2000. As of July 1, 2000, sales backlog was approximately $31,700,000, compared to $27,200,000 at April 1, 2000 and $29,800,000 at January 1, 2000.
Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $14,000,000 of its July 1, 2000 backlog during the remainder of the 2000 fiscal year.

COST OF SALES: Cost of sales as a percentage of sales decreased in the 2000 period to 83.3% from 101.3% and to 84.1% from 92.7% for the three and six months ended July 1, 2000 compared to 1999. Cost of sales as a percentage of sales decreased primarily due to the recording of an inventory reserve of $1,200,000 in the second quarter of 1999.

SELLING GENERAL AND ADMINISTRATIVE: Selling, general and administrative costs decreased by $70,000 or 5.2% and by $173,000 or 6.4 % for the three and six months ended July 1, 2000 compared to the 1999 periods. This is due to lower compensation costs and employee benefits partially offset by higher professional fees in the 2000 periods.

INTEREST: Interest expense increased by $207,000 and $289,000 for the three and six months ended July 1, 2000 compared to 1999. This was the result of the bank charging the Company a default rate of interest representing as additional 1 -1/4% per annum commencing September 1, 1999 in accordance with the forbearance agreements.

LIQUIDITY AND CAPITAL RESOURCES: During 1999 and the first half of 2000, the Company was in violation of certain of its financial covenants contained in its primary financing arrangement with a bank which includes revolving credit and term financing (the "Agreement"). As of July 1, 2000, the Company had aggregate borrowings under the Agreement and other borrowings with the bank of $26,941,000. The Agreement provides the bank a first priority security interest in substantially all of the Company's assets and is generally cross collateralized and cross defaulting with other borrowings with the bank. Accordingly, as of July 1, 2000 and January 1, 2000, all amounts outstanding to the bank are classified as current in the condensed consolidated balance sheet. The Company has entered into a series of short-term forbearance agreements with the bank which prevents the acceleration and collection of the indebtedness until August 18, 2000. In accordance with the forbearance agreements, starting September 1, 1999, the bank began charging a default rate of interest representing an additional 1 1/4% per annum and will charge a $87,500 success fee payable on demand by the bank and $750 per day beginning on June 4, 2000. The forbearance agreements decreased the amount the Company can borrow on its revolving line of credit to an amount which is the lesser of $9,000,000 or an amount determined by a formula based on percentages of the Company's receivables and inventory. As of July 1, 2000, $1,501,000 was available for additional borrowings under the terms of the most recent forbearance agreement. The bank has requested that the Company seek alternative financing to replace its current bank agreement. Alternative financing will most likely be at higher interest rates than the Company's currently pays its bank. The Company's bank has indicated a willingness to cooperate with the Company as it seeks to obtain alternative financing. Although the Company believes it has made significant progress toward refinancing its existing bank debt, there can be no assurance that alternative financing will be available on terms acceptable to the Company, if at all. Any inability to obtain such alternative financing would seriously harm the Company's ability to continue as a going concern. If the Company is unable to obtain alternative financing by August 18, 2000, the end of the current forbearance period, the Company would need to negotiate a new forbearance agreement with the bank. The bank has indicated a willingness to consider such extensions in the near term, although there is no assurance that the Company will be able to extend the maturity of the forbearance agreement if required.

As of July 1, 2000, the Company's current liabilities exceeded current assets by $18,528,000. This is due primarily to the reclassification of $16,540,000 to current liabilities from long-term liabilities as a result of the current forbearance agreement. The Company's working capital deficit of $18,528,000 on July 1, 2000 represents a decrease in the working capital deficit of $2,307,000 from the working capital deficit of $20,835,000 the Company had on July 3, 1999.

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

All statements other than historical statements contained in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the Company's ability to arrange alternative financing to replace its current bank financing and the terms of any such alternative financing; the Company's ability to continue as a going concern if it is unable to arrange alternative financing; the Company's ability to dispose of underutilized assets; the Company's ability to complete $14,000,000 of its July 1, 2000 backlog during the remainder of the 2000 fiscal year; and other factors discussed in this report and in the Company's annual report on Form 10-K for the year ended January 1, 2000. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II -- OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 2000 the Company held its annual meeting of shareholders. The following directors were elected at the meeting.

                                                                         Votes Cast
                                            Votes                        Against or
         Director                           Cast For                      Withheld
         --------                           --------                      --------
         John J. DiFrancesco                2,801,156                     1,143,033
         William J. Gallagher               2,957,708                       986,481
         Robert J. Gilchrist                2,975,272                       968,917
         Lee Morris                         2,969,956                       974,233
         Arnold J. Sargis                   2,776,506                     1,167,683
         Daniel C. Tracy                    2,969,272                       974,917
         Stephen G.W. Walk                  2,784,638                     1,159,551

At the same meeting the appointment of Arthur Andersen LLP as auditors for the Company for the fiscal year ending December 30, 2000 was ratified with a vote of 3,656,635 for and 287,554 against or withheld.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Edac's Amended and Restated Articles of Incorporation

         3.2 Edac's By-laws

         10.1 Stock Pledge Agreement

         10.2 Second Amendment to Forbearance Agreement

         10.3 Third Amendment to Forbearance Agreement

         10.4 Fourth Amendment to Forbearance Agreement

         10.5 Agreement for Extension of Expiration Date

         10.6 Second Agreement for Extension of Expiration Date

         10.7 Third Agreement for Extension of Expiration Date

         10.8 Consulting Agreement between John DiFrancesco and Edac dated June 1, 2000

         27  Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            EDAC TECHNOLOGIES CORPORATION


August 4, 2000                              By /s/  Ronald G. Popolizio
                                            -----------------------------------
                                            Ronald G. Popolizio, Chief Financial
                                            Officer and duly authorized officer

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

10.1      Stock Pledge Agreement dated as of
          January 26, 2000 by and between Edac
          and Fleet National Bank

10.2 Second Amendment to Forbearance Agreement dated as of April 30, 2000 by and between Edac and Fleet National Bank

10.3 Third Amendment to Forbearance Agreement dated as of June 3, 2000 by and between Edac and Fleet National Bank

10.4      Fourth Amendment to Forbearance Agreement
          Dated July 31, 2000 by and between Edac
          and Fleet National Bank

10.5      Agreement for Extension of Expiration Date
          Pegos Machine Corp. dated as of March 31, 2000

10.6      Second Agreement for Extension of Expiration
          Date Pegos Machine Corp. dated as of
          May 31, 2000

10.7      Third Agreement for Extension of Expiration
          Date Pegos Machine Corp. dated as of
          July 31, 2000

10.8 Consulting Agreement between John DiFrancesco and Edac dated June 1, 2000

27        Financial Data Schedule


(1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.