Form 10-Q
period 2000-09-30
EDAC TECHNOLOGIES CORP
filed 2000-11-14
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
                               ----------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                             ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

     On November 6, 2000 there were outstanding 4,269,080 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART 1 FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30       January 1
                                                       2000             2000
                                                   (Unaudited)         (Note)
                                                   ------------      -----------
ASSETS

CURRENT ASSETS:
  Cash .....................................       $   384,881       $   145,386
  Trade accounts receivable ................         5,446,078         4,811,993
  Inventories ..............................         7,385,357         8,804,497
  Prepaid expenses and other ...............           703,532           442,133
  Refundable income taxes ..................            22,487           556,159
  Deferred income taxes ....................           699,649           699,649
                                                   -----------       -----------
     TOTAL CURRENT ASSETS ..................        14,641,984        15,459,817


PROPERTY, PLANT, AND EQUIPMENT .............        27,107,142        28,571,872
 less-accumulated depreciation .............        11,095,167        10,628,387
                                                   -----------       -----------
                                                    16,011,975        17,943,485

OTHER ASSETS:
  Goodwill .................................        10,785,737        10,949,972
  Other ....................................           280,793           401,562
                                                   -----------       -----------
                                                   $41,720,489       $44,754,836
                                                   ===========       ===========



Note: The balance sheet at January 1, 2000 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30       January 1
                                                      2000             2000
                                                  (Unaudited)         (Note)
                                                  ------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving lines of credit ..................    $  6,660,507     $  6,151,925
  Current portion of long-term debt
     and long-term debt in default ...........      14,979,881       22,430,798
  Trade accounts payable .....................       3,221,679        3,348,140
  Employee compensation and
     amounts withheld ........................       1,349,710        1,137,120
  Accrued expenses ...........................       1,377,485        1,985,264
                                                  ------------     ------------

     TOTAL CURRENT LIABILITIES ...............      27,589,262       35,053,247

LONG-TERM DEBT,
  less current portion .......................       8,223,878        2,494,686

OTHER LIABILITIES ............................         245,574          419,346

DEFERRED INCOME TAXES ........................         700,000          700,000


SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding - 4,269,080
    on September 30, 2000 and
    on January 1, 2000 .......................          10,673           10,673
  Additional paid-in-capital .................       9,153,941        9,153,941
  Accumulated deficit ........................      (4,202,839)      (3,077,057)
                                                  ------------     ------------
                                                     4,961,775        6,087,557

                                                  $ 41,720,489     $ 44,754,836
                                                  ============     ============


Note: The balance sheet at January 1, 2000 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                For the quarter ended             Nine months ended
                             ---------------------------     ---------------------------
                             September 30     October 2      September 30     October 2
                                 2000            1999            2000            1999
                             ------------    -----------     ------------    -----------
Sales ...................    $10,634,858     $12,243,219     $34,660,338     $42,358,636
Cost of sales ...........      9,294,193      10,472,232      29,506,270      38,383,787
                             -----------     -----------     -----------     -----------
    Gross profit ........      1,340,665       1,770,987       5,154,068       3,974,849

Selling, general and
  and administrative
  expenses ..............      1,233,196       1,186,716       3,765,621       3,891,810

Impairment of long-lived
  assets and severance
  expense ...............             --       1,215,000              --       1,215,000
                             -----------     -----------     -----------     -----------
INCOME (LOSS)
  FROM OPERATIONS .......        107,469        (630,729)      1,388,447      (1,131,961)

Non-operating income
  (expense):
    Interest expense.....       (910,928)       (648,510)     (2,475,120)     (1,923,384)
    Other................        (62,291)        (17,232)        (39,109)         14,208
                             -----------     -----------     -----------     -----------
                                (973,219)       (665,742)     (2,514,229)     (1,909,176)
LOSS BEFORE
  INCOME TAXES ..........       (865,750)     (1,296,471)     (1,125,782)     (3,041,137)

Benefit from
  income taxes ..........             --        (179,000)             --        (540,000)
                             -----------     -----------     -----------     -----------
NET LOSS ................    $  (865,750)    $(1,117,471)    $(1,125,782)    $(2,501,137)
                             ===========     ===========     ===========     ===========
Basic and diluted
  loss per
  common share (Note A) .    $     (0.20)    $     (0.26)    $     (0.26)    $     (0.59)
                             ===========     ===========     ===========     ===========



The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                   -----------------------------
                                                   September 30      October 2
                                                       2000             1999
                                                   ------------     ------------
Operating Activities:
  Net loss ...................................     $(1,125,782)     $(2,501,137)
  Depreciation and amortization ..............       1,783,995        2,065,151
  Changes in working capital items ...........         535,678        4,168,725
  Impairment of long-lived assets ............            --            400,000
  Other ......................................          75,254          299,537
                                                   -----------      -----------
    Net cash provided by
     operating activities ....................       1,269,145        4,432,276
                                                   -----------      -----------
Investing Activities:
  Additions to property, plant
    and equipment ............................         (95,777)        (792,649)
  Proceeds from sales of property
    plant and equipment ......................         475,800           34,825
                                                   -----------      -----------
    Net cash provided by (used in)
     investing activities ....................         380,023         (757,824)
                                                   -----------      -----------
Financing Activities:
  Increase (decrease) in revolving
    line of credit, net ......................         508,582       (2,785,203)
  Issuance of long term debt .................       7,364,000          457,283
  Payments of long term debt .................      (9,085,725)      (1,461,357)
  Proceeds from exercise of options
    for common stock .........................            --             10,339
  Financing costs ............................        (196,530)            --
                                                   -----------      -----------
    Net cash used in
     financing activities ....................      (1,409,673)      (3,778,938)
                                                   -----------      -----------
Increase (decrease) in cash ..................         239,495         (104,486)
Cash at the beginning of period ..............         145,386          229,480
                                                   -----------      -----------

Cash at end of period ........................     $   384,881      $   124,994
                                                   ===========      ===========
Supplemental Disclosure of
   Cash Flow Information:
     Interest paid ...........................     $ 2,304,798      $ 2,086,804
     Income taxes (refunded) paid ............     $  (533,672)     $   570,262


The accompanying notes are an integral part of these financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2000


NOTE A - FINANCIAL CONDITION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

On September 29, 2000, the Company refinanced substantially all of its Fleet National Bank loan facilities with replacement financing from GE Capital. The new credit facilities with GE Capital include revolving credit in an amount up to $8,000,000, term loans of $7,364,000, and a proposed real estate loan of $2,000,000 (see discussion below). The revolving credit is limited to an amount determined by a formula based on percentages of the Company's receivables and inventory. As of September 30, 2000, $3,866,676 was outstanding on the revolver and $1,329,000 was available for additional borrowings. The term loans are payable in 35 monthly principal payments of $122,734 plus accrued interest with a balloon payment of $3,068,310 due upon expiration of the facilities on September 29, 2003. Interest rates are based on the index rate (30 day dealer placed commercial paper) plus 3.75% (10.23% at September 30, 2000) for the revolving credit and the index rate plus 4% (10.48% at September 30, 2000) for the term loans. The credit facility requires maintenance of a certain earnings to fixed charges ratio commencing with the quarter ending December 30, 2000.

The final portion of the refinancing requires a $2,000,000 payment to Fleet National Bank with respect to the Company's real estate by February 14, 2001, provided, however, that the Company continue to make the required monthly $33,333 payments plus accrued interest under the terms of the forbearance agreement. As of November 3, 2000, the Company was notified by GE Capital that they would not finance the real estate. The Company is seeking alternative financing for the $2,000,000 payable to Fleet National Bank with respect to the Company's real estate and continues to operate under the forbearance agreement dated September 29, 2000. As of September 30, 2000, all outstanding obligations to Fleet National Bank of $15,300,000 (of which $2,800,000 was revolving debt) are included in current liabilities due to the failure to pay the $2,000,000 pursuant to the Escrow and Forbearance Agreement. The Company has received appraisals significantly in excess of the proposed real estate loan. However, the Company does not have an existing firm commitment to refinance the real estate, and there can be no assurance that the Company will receive such refinancing in the time required.

Contingent upon the $2,000,000 real estate refinancing, the remaining principal amount due Fleet National Bank ($15,300,000 as of September 30, 2000) along with accrued expenses of $415,000 will be reduced to a single principal amount of $7,000,000, with the principal due in one payment on September 29, 2004. If the real estate financing does not occur, Fleet National Bank is not required to grant the reductions of $6,300,000 in principal and $415,000 in accrued expenses. Interest on the note will begin accruing on September 29, 2000 at the bank's prime rate plus 1% and interest will not be paid until September 29, 2002 and monthly thereafter. If the real estate financing is completed and the Company prepays an aggregate principal amount of $5,000,000 plus accrued interest anytime prior to October 1, 2003, the principal amount of the $7,000,000 note will be reduced by $2,000,000.

If and when amounts are forgiven by Fleet National Bank, they will be reflected as extraordinary gains, net of income taxes by the Company.

Long-term debt consisted of the following:

                                                      September 30,  January 1,
                                                          2000          2000
                                                      -------------  -----------
Notes payable to GE Capital due in 35 monthly
  principal installments of $122,734 commencing
  November 1, 2000 with a balloon payment
  of $3,068,310 due on September 29, 2003 ..........   $ 7,364,000            --

Note payable to Fleet National Bank.
  Currently operating under forbearance
  agreement ........................................    12,174,487   $13,500,000

Note payable to Fleet National Bank.
  Currently operating under forbearance
  agreement ........................................       135,533     2,736,497

Note payable to Fleet National Bank.
  Currently operating under forbearance
  agreement ........................................        37,544       733,333

Equipment note payable to Fleet National Bank.
  Currently operating under forbearance
  agreement ........................................        89,228     1,950,000

Equipment note payable to Fleet National Bank.
  Currently operating under forbearance
  agreement ........................................       105,552     2,208,333

Equipment note payable to Fleet National Bank.
  Currently operating under forbearance
  agreement ........................................        10,788       252,513

Note payable to former shareholders of Apex Machine
  Tool Company, Inc. Principal was originally due
  in full on January 1, 2000. Prior to expiration,
  the note was amended to provide for monthly
  principal installments of $18,000 commencing
  January 1, 2000 and increasing to $25,000
  commencing January 1, 2001 with the remaining
  balance due January 1, 2002 ......................     2,548,687     2,710,688

Equipment note payable due in quarterly installments
  of $28,750 and additional monthly installments
  based on equipment utilization and results,
  as defined, commencing December 28, 1997 and due
  July 31, 2000, refinanced on July 31, 2000 with
  48 equal monthly installments of including
  interest .........................................       737,940       834,120
                                                       -----------   -----------
                                                        23,203,759    24,925,484
Less - current portion of long-term debt ...........    14,979,881    22,430,798
                                                       -----------   -----------
                                                       $ 8,223,878   $ 2,494,686
                                                       ===========   ===========

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

The Company has been advised by its independent public accountants that, if the indebtedness does not meet the requirements to be classified as long-term prior to the issuance of their audit report on the Company's consolidated financial statements for the year ending December 30, 2000 and improvements are not made in the Company's operating results, their auditors' report on those consolidated financial statements will continue to include an explanatory paragraph indicating the existence of substantial doubt as to the Company's ability to continue as a going concern.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of September 30, 2000 and January 1, 2000, inventories consisted of the following:

                                              September 30,          January 1,
                                                  2000                  2000
                                              -------------         ------------
Raw materials ........................         $ 1,201,681          $ 1,926,177
Work-in-progress .....................           5,084,070            6,685,644
Finished goods .......................           2,095,248            1,222,133
                                               -----------          -----------
                                                 8,380,999            9,833,954
Reserve for excess
  and obsolete .......................            (995,642)          (1,029,457)
                                               -----------          -----------
Inventories ..........................         $ 7,385,357          $ 8,804,497
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

Comprehensive Loss: Comprehensive loss is the same as net loss for the quarters and nine month periods ended September 30, 2000 and October 2, 1999.

Earnings (Loss) Per Share: The number of shares used in the earnings (loss) per common share computation for the three and nine month periods ended September 30, 2000 and October 2, 1999 are as follows:

                                    Quarter ended             Nine months ended
                              --------------------------  --------------------------
                              September 30,   October 2,  September 30,   October 2,
                                 2000            1999        2000            1999
                              -------------   ----------  -------------   ----------
Basic:
  Average common
  shares outstanding ........   4,269,080     4,269,080     4,269,080     4,268,247

Diluted:
  Dilutive effect of                     (a)          (b)           (a)           (b)
  stock options .............           0             0             0             0
                                ---------     ---------     ---------     ---------
  Average shares diluted ....   4,269,080     4,269,080     4,269,080     4,268,247
                                =========     =========     =========     =========


(a) Options to purchase 884,658 shares of common stock were not included in the computation of (loss) earnings per share for the periods ended September 30, 2000 since their effect was antidilutive.

(b) Options to purchase 494,158 shares of common stock were not included in the computation of (loss) earnings per share for the periods ended October 2, 1999 since their effect was antidilutive.

NOTE B - SEGMENT INFORMATION

The following amounts are in thousands:

                                    For the quarter ended September 30, 2000
                         --------------------------------------------------------------
                         Engineered     Precision      Precision     Apex
                         Precision      Engineered       Large      Machine
                         Components    Technologies    Machining    Tool Co.     Total
                         ----------    ------------    ---------    --------    -------
Sales from
  external customers..    $ 4,437        $ 1,308       $ 1,133      $ 3,757     $10,635
                          -------        --------      -------      -------     -------
Segment
  profit (loss) ......       (302)           (89)          103         (578)       (866)
                          -------        --------      -------      --------    -------

                                  For the nine months ended September 30, 2000
                         --------------------------------------------------------------
                         Engineered     Precision      Precision     Apex
                         Precision      Engineered       Large      Machine
                         Components    Technologies    Machining    Tool Co.     Total
                         ----------    ------------    ---------    --------    -------
Sales from
  external customers..    $12,683        $ 4,639       $ 3,379      $13,959     $34,660
                          -------        -------       -------      -------     -------

Segment
  profit (loss).......       (932)           (68)          274         (400)     (1,126)
                          -------        -------       -------      -------     -------

                                      For the quarter ended October 2, 1999
                         --------------------------------------------------------------
                         Engineered     Precision      Precision     Apex
                         Precision      Engineered       Large      Machine
                         Components    Technologies    Machining    Tool Co.     Total
                         ----------    ------------    ---------    --------    -------

Sales from
  external customers..    $ 3,331        $ 3,332       $ 1,368      $ 4,212     $12,243

Intersegment .........         --             10            --          363         373
                           ------        -------        ------      -------     -------
Total sales...........      3,331          3,342         1,368        4,575      12,616
                           ------        -------        ------      -------     -------

Segment
  profit (loss).......       (550)          (229)         (185)        (153)     (1,117)


                                    For the nine months ended October 2, 1999
                         --------------------------------------------------------------
                         Engineered     Precision      Precision     Apex
                         Precision      Engineered       Large      Machine
                         Components    Technologies    Machining    Tool Co.     Total
                         ----------    ------------    ---------    --------    -------
Sales from
  external customers..    $12,564        $ 9,915       $ 5,988      $13,892     $42,359

Intersegment..........         --             10            --          451         461
                           ------        -------        ------      -------     -------
Total sales...........     12,564          9,925         5,988       14,343      42,820
                           ------        -------        ------      -------     -------
Segment
  profit (loss).......     (2,057)            (1)         (171)        (272)     (2,501)


Asset information is unavailable by segment.


NOTE C - DEFERRED LOAN FEES

The Company has incurred $275,206 of financing costs which are classified as deferred financing costs. These costs will be amortized over the life of the new financing.


NOTE D - STOCK BASED COMPENSATION

During the three months ended September 30, 2000, the Company granted options to purchase 147,500 shares of common stock at a weighted average exercise price of $1.8125 per share to employees.


NOTE E - OTHER EXPENSE

Other expense for the quarter ended September 30, 2000 includes a write-down of $338,000 related to the Company's investment in Pegos Machine Company due to uncertainty of realization. This write-down was partially offset by a reduction in the amount of $277,000 to the reserve originally made in the 4th quarter of 1999 against a note receivable entered into with Zapata Technologies Corporation on June 30, 1999. Such amount was collected in October 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES: The Company's sales decreased $1,608,000 or 13.1% for the three months and $7,699,000 or 18.2% for the nine months ended September 30, 2000 from the comparable periods of 1999. The decrease in sales is due primarily to the overall decrease in business from the Company's major customers. Sales increases (decreases) were $1,106,000, $(2,024,000), $(235,000) and $(455,000) and
$119,000, $(5,276,000), $(2,609,000) and

$67,000 in the Engineered Precision Components, Precision Engineered Technologies, Precision Large Machining and Apex areas for the quarter and nine months ended September 30, 2000, respectively. The Company continues to expand its marketing activities to diversify into other markets and reduce its dependence on the aerospace industry. In the Apex area sales to aerospace customers have decreased as a percentage of total Apex sales to 35% for the nine months ended September 30, 2000 from 59% for the year ended January 1, 2000. As of September 30, 2000, sales backlog was approximately $30,244,000, compared to $31,700,000, $27,200,000 and $29,800,000 at July 1, 2000, April 1, 2000 and
January 1, 2000, respectively. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $10,686,000 of its September 30, 2000 backlog during the remainder of the 2000 fiscal year.

COST OF SALES: Cost of sales as a percentage of sales increased to 87.4% from 85.5% and decreased to 85.1% from 90.6% for the three and nine months ended September 30, 2000 compared to 1999. The increase for the three months compared to the comparable 1999 period is due to fixed manufacturing costs being spread over lower sales levels. Cost of sales as a percentage of sales decreased for the nine months compared to the comparable 1999 period primarily due to the recording of an inventory reserve of $1,200,000 in the second quarter of 1999.

SELLING GENERAL AND ADMINISTRATIVE: Selling, general and administrative costs increased by $46,000 or 3.9% and decreased by $126,000 or 3.2 % for the three and nine months ended September 30, 2000 compared to the 1999 periods. Professional fees in the third quarter of 2000 increased $147,000 over the third quarter of 1999. This is due to additional professional costs incurred in securing replacement financing. The additional professional fees were offset for the nine months ended September 30, 2000 by lower compensation costs and employee benefits.

INTEREST: Interest expense increased by $262,000 and $552,000 for the three and nine months ended September 30, 2000 compared to 1999. This was the result of the bank charging the Company a default rate of interest representing an additional 1 1/4% per annum commencing September 1, 1999 in accordance with the forbearance agreements. The Company also accrued bank success fees $87,500 and $23,505 and a $750 per day fee beginning on June 4, 2000 in accordance with the forbearance agreements.

LIQUIDITY AND CAPITAL RESOURCES: During 1999 and the first nine months of 2000, the Company was in violation of certain of its financial covenants contained in its financing arrangement with Fleet National Bank. The Company had entered into a series of short-term forbearance agreements with the bank which prevented the acceleration and collection of the indebtedness. In accordance with the forbearance agreements, starting September 1, 1999, the bank began charging a default rate of interest representing an additional 1 1/4% per annum and will charge a $87,500 success fee payable on demand by the bank and $750 per day beginning on June 4, 2000. The forbearance agreements decreased the amount the Company can borrow on its revolving line of credit to an amount which is the lesser of $9,000,000 or an amount determined by a formula based on percentages of the Company's receivables and inventory.

On September 29, 2000, the Company refinanced substantially all of its Fleet National Bank loan facilities with replacement financing from GE Capital. The new credit facilities with GE Capital includes revolving credit in an amount up to $8,000,000, term loans of $7,364,000, and a proposed real estate loan of $2,000,000 (see discussion below). The revolving credit is limited to an amount determined by a formula based on percentages of the Company's receivables and inventory. As of September 30, 2000, $3,866,676 was outstanding on the revolver and $1,329,000 was available for additional borrowings. The term loans are payable in 35 monthly principal payments of $122,734 plus accrued interest with a balloon payment of $3,068,310 due upon expiration of the facilities on September 29, 2003. Interest rates are based on the index rate (30 day dealer placed commercial paper) plus 3.75% (10.23% at September 30, 2000) for the revolving credit and the index rate plus 4% (10.48% at September 30, 2000) for the term loans. The credit facility requires maintenance of a certain earnings to fixed charges ratio commencing with the quarter ending December 30, 2000.

The final portion of the refinancing requires a $2,000,000 payment to Fleet National Bank with respect to the Company's real estate by February 14, 2001, provided, however, that the Company continue to make the required monthly $33,333 payments plus accrued interest under the terms of the forbearance agreement. As of November 3, 2000, the Company was notified by GE Capital that they would not finance the real estate. The Company is seeking alternative financing for the $2,000,000 payable to Fleet National Bank with respect to the Company's real estate and continues to operate under the forbearance agreement dated September 29, 2000. As of September 30, 2000, all outstanding obligations to Fleet National Bank of $15,300,000 (of which $2,800,000 was revolving debt) are included in current liabilities due to the failure to pay the $2,000,000 pursuant to the Escrow and Forbearance Agreement. The Company has received appraisals significantly in excess of the proposed real estate loan. However, the Company does not have an existing firm commitment to refinance the real estate, and there can be no assurance that the Company will receive such refinancing in the time required.

Contingent upon the $2,000,000 real estate refinancing, the remaining principal amount due Fleet National Bank ($15,300,000 as of September 30, 2000) along with accrued expenses of $415,000 will be reduced to a single principal amount of $7,000,000, with the principal due in one payment on September 29, 2004. If the real estate financing does not occur, Fleet National Bank is not required to grant the reductions of $6,300,000 in principal and $415,000 in accrued expenses. Interest on the note will begin accruing on September 29, 2000 at the bank's prime rate plus 1% and interest will not be paid until September 29, 2002 and monthly thereafter. If the real estate financing is completed and the Company prepays an aggregate principal amount of $5,000,000 plus accrued interest anytime prior to October 1, 2003, the principal amount of the $7,000,000 note will be reduced by $2,000,000.

As of September 30, 2000, the Company's current liabilities exceeded current assets by $12,947,000. This is due primarily to the reclassification of $11,174,000 to current liabilities from long-term liabilities as a result of the current forbearance agreement. The

Company's working capital deficit of $12,947,000 on September 30, 2000 represents a decrease in the working capital deficit of $8,507,000 from the working capital deficit of $21,454,000 the Company had on October 2, 1999.

The Company has been advised by its independent public accountants that, if the indebtedness does not meet the requirements to be classified as long-term prior to the issuance of their audit report on the Company's consolidated financial statements for the year ending December 30, 2000 and improvements are not made in the Company's operating results, their auditors' report on those consolidated financial statements will continue to include an explanatory paragraph indicating the existence of substantial doubt as to the Company's ability to continue as a going concern.

All statements other than historical statements contained in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the Company's ability to arrange alternative real estate financing to replace its current bank financing and the terms of any such alternative financing; the Company's ability to continue as a going concern if it is unable to arrange alternative real estate financing; the Company's ability to dispose of underutilized assets; the Company's ability to complete $10,686,000 of its September 30, 2000 backlog during the remainder of the 2000 fiscal year; and other factors discussed in this report and in the Company's annual report on Form 10-K for the year ended January 1, 2000. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1     Edac's Amended and Restated Articles of Incorporation

         3.2     Edac's By-laws

         10.1    Fifth Amendment to Forbearance Agreement

         10.2    Sixth Amendment to Forbearance Agreement

         10.3    Seventh Amendment to Forbearance Agreement

         10.4    Fourth Agreement for Extension of Expiration Date

         10.5    Fifth Agreement for Extension of Expiration Date

         10.6    Sixth Agreement for Extension of Expiration Date

         10.7*   Loan and Security Agreement

         10.8    Leading Borrower's and Second Borrower's Revolving Credit Notes

         10.9    Term Note A-1

         10.10   Term Note A-2

         10.11   Pledge Agreement

         10.12A  Escrow and Forbearance Agreement

         10.12B  Amended and Restated Term Note

         10.12C  Security Agreement

         10.12D  Mortgage Modification

         10.13*  Intercreditor and Subordination Agreement

         27      Financial Data Schedule
-------------

     * Certain portions of these exhibits have been omitted based upon a request for confidential treatment. The omitted portions of these exhibits have been separately filed with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EDAC TECHNOLOGIES CORPORATION

November 13, 2000                       By /s/ Ronald G. Popolizio
                                        ----------------------------------------
                                        Ronald G. Popolizio, Chief Financial
                                        Officer and duly authorized officer

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

10.1 Fifth Amendment to Forbearance Agreement dated as of August 11, 2000 by and between Edac and Fleet National Bank

10.2 Sixth Amendment to Forbearance Agreement dated as of August 22, 2000 by and between Edac and Fleet National Bank

10.3     Seventh Amendment to Forbearance Agreement
         Dated September 7, 2000 by and between Edac and Fleet National Bank

10.4     Fourth Agreement for Extension of Expiration Date
         Pegos Machine Corp. dated as of August 11, 2000

10.5     Fifth Agreement for Extension of Expiration
         Date Pegos Machine Corp. dated as of
         August 22, 2000

10.6     Sixth Agreement for Extension of Expiration
         Date Pegos Machine Corp. dated as of
         September 7, 2000

10.7*    Loan and Security Agreement dated September 29,
         2000 among General Electric Capital Corp. and
         Edac Technologies Corporation and Apex Machine
         Tool Company Inc. as borrowers

10.8     Leading Borrower's and Second Borrower's
         Revolving Credit Notes dated as of September 29,
         2000 by and between General Electric Capital
         Corporation

10.9 Term Note A-1 dated September 29, 2000 by and between General Electric Capital Corporation and Edac Technologies Corporation

10.10 Term Note A-2 dated September 29, 2000 by and between General Electric Capital Corporation and Apex Machine Tool Company, Inc.

10.11 Pledge Agreement dated September 29, 2000 by and between General Electric Capital Corporation and Edac Technologies Corp.

10.12A   Escrow and Forbearance Agreement dated September 29,
         2000 by and between Fleet National Bank and Edac
         Technologies Corporation.

                                                                  Page Number
                                                                 in Sequential
NUMBER   DESCRIPTION                                            Numbering System
------   -----------                                            ----------------
10.12B   Amended and Restated Term Note dated September 29,
         2000 by and between Fleet National Bank and Edac
         Technologies Corporation

10.12C Security Agreement dated September 29, 2000 by and between Fleet National Bank and Edac Technologies
         Corporation

10.12D   Mortgage Modification Agreement dated September 29,
         2000 by and between Fleet National Bank and Edac
         Technologies Corporation

10.13*   Intercreditor and Subordination Agreement dated
         September 29, 2000 by and between Fleet National
         Bank, General Electric Capital Corp. and
         Edac Technologies Corp.

27       Financial Data Schedule

(1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

-------------

     * Certain portions of these exhibits have been omitted based upon a request for confidential treatment. The omitted portions of these exhibits have been separately filed with the Securities and Exchange Commission.