Form 10-K405
period 2000-12-30
EDAC TECHNOLOGIES CORP
filed 2001-04-02
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 30, 2000.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         for the transition period from           to            .

                         Commission file number 0-14275
                         ------------------------------

                          Edac Technologies Corporation
                          -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Wisconsin                                          39-1515599
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


1806 New Britain Avenue, Farmington, Connecticut               06032
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:  (860)-677-2603

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of Each Exchange
       Title of Each Class            on Which Registered
       -------------------            -------------------
             N/A                                   N/A

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0025 par value
                         ------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 16, 2001, 4,319,080 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $1.75 closing price on that date on the OTC Bulletin Board) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $6,596,195.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K
                                               Into Which Portions of
     DOCUMENT                                 Document are Incorporated
     --------                                 -------------------------
Annual Report to Shareholders for the
  fiscal year ended December 30, 2000                   Part II


Proxy Statement relating to
  2001 Annual Meeting of Shareholders                   Part III


All statements other than historical statements contained in this report on Form 10-K or deemed to be contained herein due to incorporation by reference to a different document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, statements about the Company's bank agreement, statements about the Company's backlog, statements about the Company's actions to improve operating performance, and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the Company's ability to reduce costs; the Company's ability to complete its proposed asset sale transaction with Tomz Corporation and the terms of such transaction if completed; the Company's ability to effectively use business-to-business tools on the Internet to improve operating results; the adequacy of the Company's revolving credit facility and other sources of capital. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      Information relating to Edac's four business segments is contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in Note I to the Consolidated Financial Statements in Edac's 2000 Annual Report to Shareholders incorporated by reference herein.

Products

      Edac currently offers design and manufacturing services for a wide range of industries in areas such as special tooling, equipment and gauges, and components used in the manufacture, assembly and inspection of jet engines. Edac also specializes in the design and repair of precision spindles. Spindles are an integral part of numerous machine tools which are found in virtually any type of manufacturing environment.

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

Marketing and Competition

      Edac Technologies provides complete design, manufacture and service meeting the precision requirements of some of the most exacting customers in the world for tooling, fixtures, molds, jet engine components and machine spindles. The company developed its high skill level serving the aerospace industry for over 50 years. In addition EDAC has expanded its commitment to serving the manufacturing needs of a broad base of industrial customers.

      For the fiscal year ended December 30, 2000, approximately 45% of Edac's net sales were to United Technologies Corporation. We expect to continue to diversify our customer base. We expect that our sales to United Technologies Corporation would decrease significantly if we complete the pending sale of our Engineered Precision Components Division as described in Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

      The competition for design, manufacturing and service in precision machining and machine tools consists of independent firms, many of which are smaller than EDAC. This allows us to bring a broader spectrum of support to our customers who are consistently looking for ways to consolidate their vendor base. The company also competes against the in-house manufacturing and service capability of our larger customers. The trend by large manufacturers to outsource activities that are outside their core competency is a current advantage for EDAC.

      The market for our products and precision machining capabilities is also opening up through the development of more sophisticated use of business-to-business tools on the internet. We are actively involved in securing new business leads on the internet and have participated in internet auctions for precision components. The sales and marketing team at Edac is evaluating potential partners to further develop our e-commerce strategy and extend the reach of our current capabilities.

      The target marketing activity, particularly in the APEX and Gros-Ite Spindle divisions in 2000 has resulted in the opening of over 40 new customers for continuing business. The business from these new customers offset some of the reduction from some of our long-standing customers and was critical in generating the strong performance we achieved in the fourth quarter of 2000.

      Edac Technologies has a distinct competitive advantage in our ability to provide high quality, high precision, quick turnaround support to customers from design to delivery. Our experience and reputation in the demanding aerospace business provides an extra level of experience in meeting our customers' requirements. We believe our commitment to continuous improvement and the latest technology will generate productivity improvements required to respond to the increasing price pressure in the competitive marketplace.

Backlog

      Edac's backlog as of December 30, 2000, was approximately $32,000,000 compared to $29,800,000 as of January 1, 2000. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as three years. Edac presently expects to complete approximately $21,500,000 of its December 30, 2000 backlog during the 2001 fiscal year.

Employees

      As of March 22, 2001, Edac had approximately 249 employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 2000.

                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Information in response to this item is incorporated herein by reference to "Market Information" on page 4 of Edac's 2000 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

      Information in response to this item is incorporated herein by reference to "Selected Financial Information" on page 5 of Edac's 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Information in response to this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 10 of Edac's 2000 Annual Report to Shareholders.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      The Company does not invest in derivative financial instruments, other financial instruments or derivative commodity instruments. Refer to Note C to Consolidated Financial Statements for a summary of the Company's debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Information in response to this item is incorporated herein by reference to pages 11 through 31 of Edac's 2000 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information in response to this item is incorporated herein by reference to "Election of Directors" in Edac's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders ("Edac's 2001 Proxy Statement"), which will be filed within 120 days after the end of Edac's fiscal year ended December 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

      Information in response to this item is incorporated herein by reference to "Executive Compensation" in Edac's 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information in response to this item is incorporated herein by reference to "Security Ownership" in Edac's 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         NONE.





                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.


      (a)   Documents filed:

            1.    Financial Statements.

                  The financial statements required to be filed by Item 8 hereof have been incorporated by reference to Edac's 2000 Annual Report to Shareholders and consist of the following:

                        Report of Independent Public Accountants

                        Consolidated Statements of Operations -- Years Ended December 30, 2000, January 2, 2000 and January 2, 1999.

                        Consolidated Balance Sheets -- As of December 30, 2000 and January 1, 2000.

                        Consolidated Statements of Cash Flows--Years ended December 30, 2000, January 1, 2000 and January 2, 1999.

                        Consolidated Statements of Changes in Shareholders' Equity--Years ended December 30, 2000, January 1, 2000 and January 2, 1999.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Edac Technologies Corporation:



We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Edac Technologies Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 2001, except for the matter discussed in Note K as to which the date is March 29, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule presented on Schedule II of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements taken as a whole. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                          /s/Arthur Andersen LLP


Hartford, Connecticut
February 9, 2001

------------------------------------------------------------------------------------------------------------------------------------
             COL. A                         COL. B                         COL. C                      COL. D             COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONS
                                                                                         Charged
                                            Balance            Charged                   to Other                         Balance
                                         at Beginning         to Costs                   Accounts-    Deductions          at End
           DESCRIPTION                      of Year          and Expenses                 Describe     Describe           of Year
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 30, 2000:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts ...............          $  207,000          $   13,474                    0(1)      $ 20,474          $  200,000

Allowance for excess and obsolete
inventory and loss contracts ....           1,029,000              56,498                    0(3)        30,498           1,055,000

Reserve for certain machinery and
equipment held for sale .........             600,000                   0                    0(4)       220,057             379,943


YEAR ENDED JANUARY 1, 2000:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts ...............             160,000              71,959                    0(1)        24,959             207,000

Allowance for excess and obsolete
inventory and loss contracts ....             409,000           1,029,000                    0(3)       409,000           1,029,000

Reserve for certain machinery and
equipment held for sale .........                   0             600,000                    0                0             600,000


YEAR ENDED JANUARY 2, 1999:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts ...............             125,000              55,657(2)            60,000(1)        80,657             160,000

Allowance for excess and obsolete
inventory and loss contracts ....             300,000             109,000                    0                0             409,000


(1)   Represents write-off of specific accounts receivable.

(2)   Result of Apex Machine Tool Company Inc. acquisition on June 30, 1998.

(3)   Represents disposition of inventory reserved against.

(4)   Represents disposition of equipment reserved against.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 26, 2001 by the undersigned, thereunto duly authorized.

                                                EDAC TECHNOLOGIES CORPORATION



                                                BY /s/Richard A. Dandurand
                                                   ----------------------------
                                                      Richard A. Dandurand,
                                                      Chief Executive Officer


Each person whose signature appears below hereby appoints Richard A. Dandurand and Ronald G. Popolizio, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any and all amendments to the Form 10-K and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                        Title                          Date
/s/Richard A. Dandurand             Chief Executive Officer          March 26, 2001
------------------------------      and a Director
    Richard A. Dandurand


/s/John J. DiFrancesco              Chairman of the Board            March 29, 2001
------------------------------
    John J. DiFrancesco


/s/Ronald G. Popolizio              Executive Vice President         March 26, 2001
------------------------------      and Chief Financial Officer
    Ronald G. Popolizio             (Principal Financial and
                                    Accounting Officer)

         Signatures                        Title                          Date
/s/George Fraher                    Director                         March 27, 2001
------------------------------
    George Fraher


/s/Robert J. Gilchrist              Director                         March 26, 2001
------------------------------
    Robert J. Gilchrist


/s/John M. Kucharik                 Director                         March 29, 2001
------------------------------
    John M. Kucharik


/s/Stephen J. Raffay                Director                         March 26, 2001
------------------------------
    Stephen J. Raffay


/s/Daniel C, Tracy                  Director                         March 26, 2001
------------------------------
    Daniel C. Tracy

                                  EXHIBIT INDEX


Exhibit                                                               Sequential
Number                                                                Page Number
------                                                                -----------
 3.1     Edac's Amended and Restated                                      (1)
         Articles of incorporation

 3.2     Edac's By-Laws                                                   (5)

 4.1     Edac's Amended and Restated                                      (1)
         Articles of incorporation

 4.2     Sections of Edac's By-Laws                                       (5)

10.1     Consulting Agreement between                                     (1)
         Gros-Ite and William Giannone

10.2     Gros-Ite division Pension Plan                                   (1)

10.3     Edac Technologies Corporation                                    (2)
         Employee Stock Ownership Trust,
         effective May 1, 1989

10.4     $700,000 Limited Recourse Term                                   (2)
         Promissory Note dated May 12, 1989
         between the Plan and CNB

10.5     Edac Technologies Corporation                                    (3)
         1991 Stock Option Plan

10.6     $4,000,000 Term Promissory Note                                  (4)
         dated March 22, 1993 between
         Edac and Shawmut

10.7     Construction to Permanent Loan                                   (5)
         Promissory Note

10.8     Open-End Construction to Permanent                               (5)
         Mortgage Deed

10.9     Sixth Amendment to Revolving Loan,                               (5)
         Term Loan, Equipment Loan and
         Security Agreement

10.10    Modification of Construction to                                  (5)
         Permanent Loan Promissory Note
         and Open-End Construction to
         Permanent Mortgage Deed

10.11    Seventh Amendment to Revolving Loan,                             (5)
         Term Loan, Equipment Loan and
         Security Agreement and
         Reaffirmation of Guarantees

10.12    Eighth Amendment to Revolving Loan,                              (5)
         Term Loan, Equipment Loan and
         Security Agreement and
         Reaffirmation of Guarantees,
         Modification of Notes and
         Reaffirmation of Guarantees

10.13    Seventh Modification Agreement to                                (5)
         Open-End Mortgage Deed

10.14    Second Modification of Construction                              (5)
         to Permanent Loan Promissory Note
         and Open-End Construction to
         Permanent Mortgage Deed

10.15    Edac Technologies Corporation                                    (6)
         1996 Stock Option Plan

10.16    Ninth Amendment to Revolving loan, Term                          (7)
         Loan, Equipment Loan and Security Agreement,
         Modification of Notes and Reaffirmation of
         Guarantees dated as of March 27, 1997 by and
         between Edac and Fleet National Bank

10.17    Amended and Restated Revolving Promissory                        (7)
         Note dated of as of March 27, 1997 by and
         between Edac and Fleet National Bank

10.18    Equipment Promissory Note III dated as of March                  (7)
         27, 1997 by and between Edac and Fleet
         National Bank

10.19    Amended and Restated Promissory Note dated March                 (7)
         27, 1997 by and between Edac and Fleet
         National Bank

10.20    Eighth Modification Agreement to Open-End                        (7)
         Mortgage Deed dated March 27, 1997 by and between
         Edac and Fleet National Bank

10.21    Third Modification of Construction to                            (7)
         Permanent Loan Promissory Note and Open-End
         Construction to Permanent Mortgage Deed dated
         March 27, 1997 by and between Edac and Fleet
         National Bank

10.22    Asset Purchase Agreement dated as of May 13, 1998                (8)
         by and among Edac, Apex Acquisition Corp., Apex

         Machine Tool Company, Inc., Gerald S. Biondi,
         James G. Biondi and Michael Biondi.

10.23    Purchase Agreement dated as of May 13, 1998 by and                (8)
         between Edac, Gerald S. Biondi, James G. Biondi and Michael
         Biondi providing for the acquisition of the real estate
         located at 17 and 21 Spring Lane, Farmington, Connecticut.

10.24    Guaranty Agreement dated as of June 30, 1998 by and              (8)
         among Edac, as guarantor, Apex Acquisition Corporation,
         Gerald S. Biondi, James G. Biondi and Michael Biondi
         pursuant to which Edac has guaranteed all of the
         obligations of Apex Acquisition Corporation under the real estate purchase agreement.

10.25    Promissory note payable by Apex Acquisition Corporation          (8)
         to Gerald S. Biondi, James G. Biondi and Michael Biondi
         under the real estate purchase agreement.

10.26    Purchase agreement dated as of May 13, 1998 by and               (8)
         between Edac, Gerald S. Biondi and James G. Biondi
         providing for the acquisition, after the satisfaction of
         certain pre-closing conditions, by Edac Technologies
         Corporation or its wholly-owned subsidiary of the property located at 55 Spring Lane, Farmington, Connecticut.

10.27    Eleventh Amendment to Loans and Security Agreement,              (8)
         Modification of Notes and Reaffirmation of Guaranties dated as of June 30, 1998 by and among Fleet National Bank, Edac,
         Gros-Ite Industries, Inc. and Apex Acquisition Corporation.

10.28    Second Amended and Restated Promissory Note dated as             (8)
         of June 30, 1998 in the original principal amount of $13
         million payable by Edac Technologies Corporation to Fleet
         National Bank.

10.29    Term Promissory Note dated June 30, 1998 in the                  (8)
         principal amount of $14 million payable by Edac
         to Fleet National Bank.

10.30    Fourth Modification of Construction to Permanent Loan            (8)
         Promissory Note and Open-End Construction to Permanent
         Mortgage Deed dated as of June 30, 1998 by and among Edac
         and Fleet National Bank.

10.31    Ninth Modification Agreement to Open-End Mortgage Deed           (8)
         dated as of June 30, 1998 by and between Edac
         and Fleet National Bank.

10.32    Guaranty Agreement dated as of June 30, 1998 from each           (8)
         of Apex Acquisition Corporation and Gros-Ite Industries,
         Inc. to Fleet National Bank.

10.33    Open-End Mortgage Deed, Security Agreement, Collateral           (8)
         Assignment of Rents and Financing Statement dated as of
         June 30, 1998 by and between Edac and Fleet National Bank.

10.34    Security Agreement dated as of June 30, 1998 by and              (8)
         between Apex Acquisition Corporation and Fleet
         National Bank.

10.35    Hazardous Substances Indemnity Agreement dated as of             (8)
         June 30, 1998 by and among Edac, Apex Acquisition
         Corporation, Gros-Ite Industries, Inc. and Fleet
         National Bank.

10.36    Agreement Regarding Purchase Price Adjustments dated             (9)
         September 24, 1998 by and between Edac, Apex Machine
         Tool Company, Inc., Biondi Tool Company, Inc., Gerald
         S. Biondi, James G. Biondi and Michael Biondi.

10.37    Edac Technologies Corporation 1998 Stock
         Option Plan                                                     (10)

10.38    Tenth Amendment to Revolving Loan, Term                         (10)
         Loan, Equipment Loan and Security Agreement,
         Modification of Notes and Reaffirmation of
         Guarantees

10.39    Equipment Promissory Note IV                                    (10)

10.40    Twelfth Amendment to Loans and Security                         (10)
         Agreement,Modification of Notes and
         Reaffirmation of Guaranties

10.41    Employment contract, dated November 20, 1998,                   (10)
         between Edac and Edward J. McNerney

10.42    Change of Control Agreement, dated January 29,                  (11)
         1999, between Edac Technologies Corporation
         and Ronald G. Popolizio

10.43    Employment contract, dated June 23, 1999,                       (12)
         between Edac and Ronald G. Popolizio

10.44    Termination and Release Agreement, dated October                (13)
         22, 1999, between Edac and Edward J. McNerney

10.45    Forbearance Agreement dated as of October 29,                   (13)
         1999 by and between Edac and Fleet National

         Bank

10.46    Third Amended and Restated Revolving Promissory                 (13)
         Note dated as of October 29, 1999 by and between
         Edac and Fleet National Bank

10.47    First Amendment To Forbearance Agreement dated as               (14)
         of December 30, 1999 by and between Edac and
         Fleet National Bank

10.48    Stock Pledge Agreement dated as of                              (14)
         January 26, 2000 by and between Edac
         and Fleet National Bank

10.49    Second Amendment to Forbearance Agreement                       (14)
         dated as of April 30, 2000 by and between Edac
         and Fleet National Bank

10.50    Third Amendment to Forbearance Agreement                        (14)
         dated as of June 3, 2000 by and between Edac
         and Fleet National Bank

10.51    Fourth Amendment to Forbearance Agreement                       (14)
         Dated July 31, 2000 by and between Edac
         and Fleet National Bank

10.52    Agreement for Extension of Expiration Date                      (14)
         Pegos Machine Corp. dated as of March 31, 2000

10.53    Second Agreement for Extension of Expiration                    (14)
         Date Pegos Machine Corp. dated as of
         May 31, 2000

10.54    Third Agreement for Extension of Expiration                     (14)
         Date Pegos Machine Corp. dated as of
         July 31, 2000

10.55    Consulting Agreement between John DiFrancesco                   (14)
         and Edac dated June 1, 2000

10.56    Fifth Amendment to Forbearance Agreement                        (15)
         dated as of August 11, 2000 by and between Edac
         and Fleet National Bank

10.57    Sixth Amendment to Forbearance Agreement                        (15)
         dated as of August 22, 2000 by and between Edac
         and Fleet National Bank

10.58    Seventh Amendment to Forbearance Agreement                      (15)
         Dated September 7, 2000 by and between Edac

         and Fleet National Bank

10.59    Fourth Agreement for Extension of Expiration Date               (15)
         Pegos Machine Corp. dated as of August 11, 2000

10.60    Fifth Agreement for Extension of Expiration                     (15)
         Date Pegos Machine Corp. dated as of
         August 22, 2000

10.61    Sixth Agreement for Extension of Expiration                     (15)
         Date Pegos Machine Corp. dated as of
         September 7, 2000

10.62    Loan and Security Agreement dated September 29, 2000            (15)
         among General Electric Capital Corp., Edac and
         Apex Machine Tool Company Inc. as borrowers

10.63    Leading Borrower's and Second Borrower's Revolving              (15)
         Credit Notes dated as of September 29, 2000 by and between
         General Electric Capital Corporation and Edac

10.64    Term Note A-1 dated September 29, 2000 by and between           (15)
         General Electric Capital Corporation and Edac
         Technologies Corporation

10.65    Term Note A-2 dated September 29, 2000 by and between           (15)
         General Electric Capital Corporation and Apex Machine
         Tool Company, Inc.

10.66    Pledge Agreement dated September 29, 2000 by and                (15)
         between General Electric Capital Corporation and
         Edac

10.67A   Escrow and Forbearance Agreement dated                          (15)
         September 29, 2000 by and between Fleet National Bank
         and Edac

10.67B   Amended and Restated Term Note dated                            (15)
         September 29, 2000 by and between Fleet National
         Bank and Edac

10.67C   Security Agreement dated September 29, 2000 by and              (15)
         between Fleet National Bank and Edac

10.67D   Mortgage Modification Agreement dated                           (15)
         September 29, 2000 by and between Fleet National
         Bank and Edac

10.68    Intercreditor and Subordination Agreement dated                 (15)
         September 29, 2000 by and between Fleet National
         Bank, General Electric Capital Corp. and Edac

10.70    Agreement for the Purchase and Sale of Real Estate
         Dated September 28, 2000 by and between Edac and Globe
         Corporation

10.71    Edac Technologies Corporation 2000 Stock Option Plan

10.72    Edac Technologies Corporation 2000-B Stock Option Plan

10.73    Employment contract between Edac and
         Richard A. Dandurand dated December 1, 2000

10.74    Change of Control Agreement dated December 1, 2000 between
         Edac and Richard A. Dandurand

10.75 Second Amendment of Note dated December 28, 2000 by and among Apex Acquisition Corp. and Gerald S.
         Biondi, James G. Biondi and Michael Biondi.

11       Earnings per share information has been
         incorporated by reference to Edac's 2000
         Annual Report to Shareholders

13       Edac's 2000 Annual Report to Shareholders

21       Subsidiaries

23       Consent of Arthur Andersen LLP,
         independent public accountants

24       Power of Attorney                                               (16)



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

(14) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000.

(15) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(16)   Included as part of the signature page hereof.