Form 10-K405/A
period 2000-12-30
EDAC TECHNOLOGIES CORP
filed 2001-05-04
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

      Edac Technologies Corporation (the "Company") is hereby amending its Annual Report on Form 10-K for the year ended December 30, 2000, as filed with the Securities and Exchange Commission on March 30, 2001 (the "Annual Report").
Item 14 is amended in its entirety as follows:

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

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf on May 3, 2001 by the undersigned, thereunto duly authorized.

                                                EDAC TECHNOLOGIES CORPORATION



                                                BY /s/Richard A. Dandurand
                                                   ----------------------------
                                                      Richard A. Dandurand,
                                                      Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signatures                        Title                          Date
/s/Richard A. Dandurand             Chief Executive Officer          May 3, 2001
------------------------------      and a Director
    Richard A. Dandurand


              *                     Chairman of the Board            May 3, 2001
------------------------------
    John J. DiFrancesco


/s/Ronald G. Popolizio              Executive Vice President         May 3, 2001
------------------------------      and Chief Financial Officer
    Ronald G. Popolizio             (Principal Financial and
                                    Accounting Officer)

         Signatures                        Title                          Date
              *                     Director                         May 3, 2001
------------------------------
    George Fraher


              *                     Director                         May 3, 2001
------------------------------
    Robert J. Gilchrist


              *                     Director                         May 3, 2001
------------------------------
    John M. Kucharik


              *                     Director                         May 3, 2001
------------------------------
    Stephen J. Raffay


              *                     Director                         May 3, 2001
------------------------------
    Daniel C. Tracy

/s/ Richard A. Dandurand                                             May 3, 2001
------------------------------
    Richard A. Dandurand

* Attorney-in-Fact

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
         Dated September 7, 2000 by and between Edac

         and Fleet National Bank

10.59    Fourth Agreement for Extension of Expiration Date               (15)
         Pegos Machine Corp. dated as of August 11, 2000

10.60    Fifth Agreement for Extension of Expiration                     (15)
         Date Pegos Machine Corp. dated as of
         August 22, 2000

10.61    Sixth Agreement for Extension of Expiration                     (15)
         Date Pegos Machine Corp. dated as of
         September 7, 2000

10.62    Loan and Security Agreement dated September 29, 2000            (15)
         among General Electric Capital Corp., Edac and
         Apex Machine Tool Company Inc. as borrowers

10.63    Leading Borrower's and Second Borrower's Revolving              (15)
         Credit Notes dated as of September 29, 2000 by and between
         General Electric Capital Corporation and Edac

10.64    Term Note A-1 dated September 29, 2000 by and between           (15)
         General Electric Capital Corporation and Edac
         Technologies Corporation

10.65    Term Note A-2 dated September 29, 2000 by and between           (15)
         General Electric Capital Corporation and Apex Machine
         Tool Company, Inc.

10.66    Pledge Agreement dated September 29, 2000 by and                (15)
         between General Electric Capital Corporation and
         Edac

10.67A   Escrow and Forbearance Agreement dated                          (15)
         September 29, 2000 by and between Fleet National Bank
         and Edac

10.67B   Amended and Restated Term Note dated                            (15)
         September 29, 2000 by and between Fleet National
         Bank and Edac

10.67C   Security Agreement dated September 29, 2000 by and              (15)
         between Fleet National Bank and Edac

10.67D   Mortgage Modification Agreement dated                           (15)
         September 29, 2000 by and between Fleet National
         Bank and Edac

10.68    Intercreditor and Subordination Agreement dated                 (15)
         September 29, 2000 by and between Fleet National
         Bank, General Electric Capital Corp. and Edac

10.70    Agreement for the Purchase and Sale of Real Estate
         Dated September 28, 2000 by and between Edac and Globe
         Corporation                                                     (16)

10.71    Edac Technologies Corporation 2000 Stock Option Plan            (16)

10.72    Edac Technologies Corporation 2000-B Stock Option Plan          (16)

10.73    Employment contract between Edac and
         Richard A. Dandurand dated December 1, 2000                     (16)

10.74    Change of Control Agreement dated December 1, 2000 between
         Edac and Richard A. Dandurand                                   (16)

10.75    Second Amendment of Note dated December 28, 2000
         by and among Apex Acquisition Corp. and Gerald S.
         Biondi, James G. Biondi and Michael Biondi.                     (16)

11       Earnings per share information has been
         incorporated by reference to Edac's 2000
         Annual Report to Shareholders                                   (16)

13       Edac's 2000 Annual Report to Shareholders

21       Subsidiaries                                                    (16)

23       Consent of Arthur Andersen LLP,
         independent public accountants

24       Power of Attorney                                               (16)



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


(16)   Previously filed.