Form 10-Q
period 2001-03-31
EDAC TECHNOLOGIES CORP
filed 2001-05-15
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      March 31, 2001
                                       ----------------------

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

         On May 11, 2001 there were outstanding 4,334,080 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION

                           ITEM 1 FINANCIAL STATEMENTS

                          EDAC TECHNOLOGIES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         March 31               December 30
                                                          2001                      2000
                                                       (Unaudited)                 (Note)
                                                      ------------              ------------
ASSETS
CURRENT ASSETS:
  Cash                                                $    735,800              $    246,711
  Trade accounts receivable                              6,099,381                 5,984,839
  Inventories                                            6,340,243                 7,007,664
  Prepaid expenses and other                               671,106                   601,668
  Deferred income taxes                                  2,028,649                 2,028,649
                                                      ------------              ------------
           TOTAL CURRENT ASSETS                         15,875,179                15,869,531
                                                      ------------              ------------
PROPERTY, PLANT, AND EQUIPMENT                          26,984,369                26,643,375
 less - accumulated depreciation                        12,056,445                11,565,270
                                                      ------------              ------------
                                                        14,927,924                15,078,105
                                                      ------------              ------------
OTHER ASSETS:
 Goodwill                                               10,594,413                10,665,525
 Other                                                     205,510                   312,345
                                                      ------------              ------------
                                                      $ 41,603,026              $ 41,925,506
                                                      ============              ============

Note: The balance sheet at December 30, 2000 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 March 31            December 30
                                                                   2001                 2000
                                                               (Unaudited)             (Note)
                                                              -------------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving lines of credit                                   $   3,222,372         $  6,037,326
  Current portion of long-term debt
    and capital lease obligation                                  1,811,769            1,772,410
  Trade accounts payable                                          2,642,893            2,758,069
  Employee compensation and amounts withheld                      1,369,094            1,225,135
  Accrued expenses                                                2,777,442            2,542,033
                                                              -------------         ------------
         TOTAL CURRENT LIABILITIES                               11,823,570           14,334,973
                                                              -------------         ------------
LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATION, less current portion                               18,649,415           19,948,892
                                                              -------------         ------------
OTHER LIABILITIES                                                   120,518              176,768
                                                              -------------         ------------
DEFERRED INCOME TAXES                                             2,029,000            2,029,000
                                                              -------------         ------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding 4,334,080
    on March 31, 2001 and 4,269,080
    on December 30, 2000                                             10,835               10,673
  Additional paid-in capital                                      9,226,777            9,153,941
  Accumulated deficit                                              (257,089)          (3,728,741)
                                                              -------------         ------------
                                                                  8,980,523            5,435,873
                                                              -------------         ------------
                                                              $  41,603,026         $ 41,925,506
                                                              =============         ============

Note: The balance sheet at December 30, 2000 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                For the quarter ended
                                                           --------------------------------
                                                               March 31,         April 1,
                                                                 2001              2000
                                                           --------------    --------------
Sales                                                      $   12,327,679    $   12,157,888
Cost of sales                                                   9,963,944        10,318,137
                                                           --------------    --------------
    Gross profit                                                2,363,735         1,839,751
Selling, general and
  administrative expenses                                       1,177,512         1,254,169
                                                           --------------    --------------
    Income from operations                                      1,186,223           585,582
Non-operating income
  (expense):
    Interest expense                                             (400,711)         (718,190)
    Other                                                          24,286            30,580
                                                           --------------    --------------
                                                                 (376,425)         (687,610)
    Income (loss) before income taxes
     and extraordinary item                                       809,798          (102,028)
Provision for income taxes                                        160,380                 -
                                                           --------------    --------------
Income before cumulative effect of
  adoption of SAB 101 and
  extraordinary gain                                              649,418          (102,028)
Cumulative effect of
  adoption of SAB 101                                                   -          (223,843)
Extraordinary gain, net of tax                                  2,822,234                 -
                                                           --------------    --------------
    Net income (loss)                                      $    3,471,652    $     (325,871)
                                                           ==============    ==============
Basic per common share data (Note A):
  Income (loss) before extraordinary gain                  $         0.15    $        (0.02)
  Cumulative effect of adoption of SAB 101                              -             (0.06)
  Extraordinary gain                                                 0.66                 -
                                                           --------------    --------------
  Net income (loss)                                        $         0.81    $        (0.08)
                                                           ==============    ==============
Diluted per common share data (Note A):
  Income (loss) before extraordinary gain                  $         0.14    $        (0.02)
  Cumulative effect of adoption of SAB 101                              -             (0.06)
  Extraordinary gain                                                 0.63                 -
                                                           --------------    --------------
  Net income (loss)                                        $         0.77    $        (0.08)
                                                           ==============    ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  For the quarter ended
                                                            -------------------------------
                                                               March 31,         April 1,
                                                                2001              2000
                                                            ------------      -------------
Operating Activities:
  Net income (loss)                                         $  3,471,652      $    (325,871)
  Depreciation and amortization                                  589,960            599,215
  Forgiveness of debt                                         (2,822,234)                 -
  Changes in working capital items                                22,853            364,728
  Other                                                          (69,669)           (62,096)
                                                            ------------      -------------
    Net cash provided by
     operating activities                                      1,192,562            575,976
Investing Activities:
  Additions to property, plant
    and equipment                                               (123,437)           (55,363)
  Proceeds from sales of property,
    plant and equipment                                           32,775            475,800
  Other                                                         (232,357)                 -
                                                            ------------      -------------
    Net cash (used in) provided by
     investing activities                                       (323,019)           420,437
Financing Activities:
  (Decrease)increase in revolving
    line of credit                                               (87,789)           318,798
  Payments of long-term debt                                  (2,357,665)        (1,114,597)
  Borrowings of long-term debt                                 2,000,000                  -
  Proceeds from exercise of options
    for common stock                                              65,000                  -
                                                            ------------      -------------
    Net cash used in
     financing activities                                       (380,454)          (795,799)
Increase in cash                                                 489,089            200,614
Cash at the beginning of period                                  246,711            145,386
                                                            ------------      -------------
Cash at end of period                                       $    735,800      $     346,000
                                                            ============      =============
Supplemental Disclosure of
   Cash Flow Information:
         Interest paid                                      $    401,317      $     705,636
         Income taxes paid (refunded)                       $          -      $    (130,000)
   Non-Cash Transaction:
         Capital lease obligation                           $    255,000                  -

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2001

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the quarter ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2000.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of March 31, 2001 and December 30, 2000, inventories consisted of the following:

                                    March 31,       December 30,
                                      2001             2000
                                 -------------     -------------
     Raw materials               $   1,049,818     $   1,117,616
     Work-in-progress                4,002,812         4,631,698
     Finished goods                  2,342,390         2,313,295
                                 -------------     -------------
                                     7,395,020         8,062,609
     Reserve for excess
      and obsolete                  (1,054,777)       (1,054,945)
                                 -------------     -------------
     Inventories                 $   6,340,243     $   7,007,664
                                 =============     =============

Earnings (Loss) Per Share: The number of shares used in the earnings (loss) per common share computation for the quarters ended March 31, 2001 and April 1, 2000 are as follows:

                                              For the quarter ended
                                             ------------------------
                                              March 31,      April 1,
                                                2001           2000
                                             ---------      ---------
Basic:
  Average common
  shares outstanding                         4,307,413      4,269,080
Diluted:
  Dilutive effect of
  stock options                                197,402              -
                                             ---------      ---------
  Average common shares diluted              4,504,815      4,269,080
                                             =========      =========

Options to purchase 368,200 shares of common stock were not included in the computation of (loss) earnings per share for the quarter ended March 31, 2001 because the option exercise prices were greater than the average market price of the common stock. Options to purchase 523,157 shares of common stock were not included in the computation of (loss) earnings per share for the quarter ended April 1, 2000 since their effect was antidilutive.

Comprehensive (Loss) Income: Comprehensive (loss) income is the same as net
(loss) income for the quarters ended March 31, 2001 and April 1, 2000.

Restatement: In the fourth quarter of 2000, the Company adopted SAB 101, "Revenue Recognition in Financial Statements" effective January 2, 2000. The cumulative effect of adopting SAB 101 was $223,843. The accompanying condensed consolidated financial statements for the three months ended April 1, 2000 have been restated to reflect the adoption of SAB 101 effective January 2, 2000.

Derivatives: Effective December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which had no effect since the Company does not have any derivative instruments.

NOTE B -- SEGMENT INFORMATION

The following amounts are in thousands:

                                                 For the quarter ended March 31, 2001
                       ---------------------------------------------------------------------------------------
                         Engineered      Precision      Precision       Apex
                         Precision       Engineered      Large         Machine     Extraordinary
                         Components     Technologies   Machining      Tool Co.         Gain           Total
                       ------------     ------------  -----------  ------------    -------------   -----------
 Sales  from
   external
   customers           $     4,226      $      1,904  $    1,134   $     5,064                     $    12,328
 Segment
   Profit                        9                81         133           427          2,822            3,472

                                        For the quarter ended April 1, 2000
                        ---------------------------------------------------------------------
                         Engineered      Precision      Precision       Apex
                         Precision       Engineered      Large         Machine
                         Components     Technologies   Machining      Tool Co.        Total
                         -----------    ------------   ----------     ---------     ----------
 Sales  from
   external
   customers             $   4,143      $   1,797      $   982        $ 5,236        $12,158
 Segment
   Profit                     (340)            76           33            (95)          (326)

Asset information is unavailable by segment.

NOTE C -- FINANCING ARRANGEMENTS

On February 5, 2001, the Company refinanced $2,000,000 due to a former lender through a mortgage with a local bank. This mortgage is due in 240 monthly installments of $18,578 including interest at 9.45%. The payment will be adjusted by the bank every 5 years commencing on March 1, 2006 to reflect interest at the Five Year Federal Home Loan Bank "Classic Credit Rate" plus 2.75%. As of December 30, 2000, the Company owed the former lender $15,280,297 consisting of $12,553,132 of term debt and $2,727,165 of revolving debt. The Company paid to the former lender a principal payment of $33,333 on January 11, 2001 in accordance with the forbearance agreement and $1,900,000 from the proceeds of the $2,000,000 mortgage on February 5, 2001. Concurrent with the $2,000,000 real estate financing consummated in February 2001, the remaining principal amount due to the former lender of $13,347,000 along with accrued interest of $663,000 was reduced to a single principal amount of $7,000,000, with the principal due in full on September 29, 2004. This new $7 million note replaces prior notes including the revolving debt with the former lender.

The refinancing resulted in the forgiveness of certain indebtedness and accrued interest payable to the former lender which was accounted for as a troubled debt restructuring. Accordingly, the Company recorded an extraordinary gain in the first quarter of 2001 of $4,224,234 (less related income taxes of $1,402,000), which amount represents the difference between the carrying value of the remaining debt to the former lender ($13,686,581, including accrued interest payable and deferred financing fees) and the total amount of remaining payments to the former lender, including interest, under the terms of the refinancing of $9,462,347 (assuming that the entire $7 million remaining is repaid and no additional amounts are forgiven). In accordance with the accounting for troubled debt restructurings, no interest expense will be recorded on the $7 million obligation after February 5, 2001, unless the actual variable rate exceeds 9.50%, since such interest has been considered in determining the amount of the gain recorded.

Interest on the $7,000,000 note is at the bank's prime rate plus 1% and interest will not be paid until September 29, 2002 and monthly thereafter. If the Company prepays an aggregate principal amount of $5,000,000 plus accrued interest on the remaining $7,000,000 anytime prior to October 1, 2003, the remaining principal will be reduced by $2,000,000.

Under the accounting for troubled debt restructurings, the carrying value of the $7,000,000 note became $9,462,347 on February 5, 2001. This amount includes estimated interest on the $7 million obligation to maturity of $2,462,347, calculated at 9.5%, the interest rate in effect at the time of the restructuring. If the Company were to prepay $5 million of the note on June 30, 2001, an additional gain of $4.0 million would be recorded representing $2 million of debt forgiven and $2.0 million of interest accrued which the Company would not be liable for. The amount of the additional potential gain decreases by $169,000 each quarter that the $5 million repayment does not occur. There is no assurance that the Company will be able to make the prepayment in order to obtain such a gain or debt forgiveness.

Long-term debt consisted of the following:

                                                                            3/31/01              12/30/00
                                                                       ---------------       ---------------
Notes payable due in 35 monthly principal installments
  of $122,734 commencing November 1, 2000
  with a balloon payment due on September 29, 2003.                         $6,750,330            $7,118,532

Mortgage due to bank in 240 monthly installments
  of $18,578 including interest.                                             1,997,869                     -

Note payable to former lender with principal due in
  one payment on September 29, 2004. (1)                                     9,462,347                     -

Notes payable to former lender under forbearance
  agreement                                                                          -            12,553,132

Note payable to former shareholders of Apex Machine
  Tool Company, Inc. Monthly principal installments of
  $18,000, increase to $22,000 on July 1, 2001 and to
  $25,000 on January 1, 2002. Interest at 10.12% is paid
  quarterly in advance.                                                      1,995,638             2,049,638

Capitalized lease obligation-equipment                                         255,000                     -
                                                                       ---------------       ---------------
                                                                            20,461,184            21,721,302
Less - current portion of long-term debt                                     1,811,769             1,772,410
                                                                       ---------------       ---------------
                                                                          $ 18,649,415           $19,948,892
                                                                       ===============       ===============

(1) Amount includes $2,462,347 of estimated interest recorded in accordance with accounting for troubled debt restructurings



NOTE D - STOCK BASED COMPENSATION

During the three months ended March 31, 2001, the Company granted options to purchase 198,500 shares of common stock at a weighted average exercise price of $1.3125 per share to employees and directors. Additionally, the Company granted a non-employee options to purchase 10,000 shares of common stock at an exercise price of $1.3125 per share. The Company recorded a charge to earnings of $12,900 related to the grant to the non-employee. The charge was based on a fair value at the grant date of $12,900 which was determined using the Black-Scholes valuation method.

NOTE E - SALE OF DIVISION

On March 29, 2001, the Company entered into an asset purchase agreement providing for the sale of substantially all of the assets related to the Engineered Precision Components division for approximately $6.4 million, of which approximately $4.6 will be cash and approximately $1.8 million will be a note due 10 1/2 months after the closing date, subject to post closing adjustment based upon a valuation as of the closing date of the inventory to be transferred to the purchaser. Because there are significant conditions remaining to be satisfied with respect to the asset sale, including shareholder approval, no assurance can be given that the asset sale will be consummated or, if consummated, that the terms of the asset sale will be as presently contemplated.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales. The Company's sales in the first quarter of 2001 increased $170,000 or 1.4% compared to the first quarter of 2000. Sales increases (decreases) were $83,000, $107,000, $152,000 and $(172,000) in the Engineered Precision
Components, Precision Engineered Technologies, Precision Large Machining and Apex areas for the quarter ended March 30, 2001, respectively, compared to the prior year period. The Company continues to expand its marketing activities to diversify into other markets and reduce its dependence on the aerospace industry. As of March 30, 2001, sales backlog was approximately $34,700,000. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $20,000,000 of its March 30, 2001 backlog during the remainder of the 2001 fiscal year. The remaining $14,700,000 of backlog is deliverable in the fiscal year 2002 and beyond.

Cost of Sales. Cost of sales as a percentage of sales decreased in the 2001 period to 80.8% from 84.9% in the first quarter of 2000. Cost of sales as a percentage of sales decreased primarily due to increased sales levels to cover fixed manufacturing costs at the Company's Engineered Precision Components, Precision Engineered Technologies and Precision Large Turning areas accompanied by decreased compensation and maintenance costs. The Apex Machine Tool area also reduced its cost of sales as a percentage of sales through cost cutting measures partially offset by lower sales volume to cover fixed manufacturing costs.

Selling, General & Administrative Expenses. Selling, general and administrative costs decreased by $77,000 or 6.1% compared to the first quarter of 2000. The decrease in these costs was mainly the result of lower compensation and travel expenses.

Interest Expense. Interest expense decreased by $317,000 or 44.2% for the first quarter of 2001 as compared to the first quarter of 2000. $124,000 of the decrease was due to the reversal of the unamortized portion of a gain previously deferred from the sale of interest rate swap agreements in May 2000. The remaining decrease in interest expense of $193,000 was the result of lower debt levels as a result of the forgiveness of debt on February 5, 2001, decreased borrowings and no interest being recorded on the $7 million note after February 5, 2001 to the former lender in accordance with the accounting for troubled debt restructurings.

Liquidity and Capital Resources.

On February 5, 2001, the Company refinanced $2,000,000 due to a former lender through a mortgage with a local bank. This mortgage is due in 240 monthly installments of $18,578 including interest at 9.45%. The payment will be adjusted by the bank every 5 years commencing on March

1, 2006 to reflect interest at the Five Year Federal Home Loan Bank "Classic Credit Rate" plus 2.75%. As of December 30, 2000, the Company owed the former lender $15,280,297 consisting of $12,553,132 of term debt and $2,727,165 of revolving debt. The Company paid to the former lender a principal payment of $33,333 on January 11, 2001 in accordance with the forbearance agreement and $1,900,000 from the proceeds of the $2,000,000 mortgage on February 5, 2001. Concurrent with the $2,000,000 real estate financing consummated in February 2001, the remaining principal amount due to the Former Lender of $13,347,000 along with accrued interest of $663,000 was reduced to a single principal amount of $7,000,000, with the principal due in full on September 29, 2004. This new $7 million note replaces prior notes including the revolving debt with the former lender.

The refinancing resulted in the forgiveness of certain indebtedness and accrued interest payable to the former lender which was accounted for as a troubled debt restructuring. Accordingly, the Company recorded an extraordinary gain in the first quarter of 2001 of $4,224,234 (less related income taxes of $1,402,000), which amount represents the difference between the carrying value of the remaining debt to the former lender ($13,686,581, including accrued interest payable and deferred financing fees) and the total amount of remaining payments to the former lender, including interest, under the terms of the refinancing of $9,462,347 (assuming that the entire $7 million remaining is repaid and no additional amounts are forgiven). In accordance with the accounting for troubled debt restructurings, no interest expense will be recorded on the $7 million obligation after February 5, 2001, unless the actual variable rate exceeds 9.50%, since such interest has been considered in determining the amount of the gain recorded.

Interest on the $7,000,000 note is at the bank's prime rate plus 1% and interest will not be paid until September 29, 2002 and monthly thereafter. If the Company prepays an aggregate principal amount of $5,000,000 plus accrued interest on the remaining $7,000,000 anytime prior to October 1, 2003, the remaining principal will be reduced by $2,000,000.

Under the accounting for troubled debt restructurings, the carrying value of the $7,000,000 note became $9,462,347 on February 5, 2001. This amount includes estimated interest on the $7 million obligation to maturity of $2,462,347, calculated at 9.5%, the interest rate in effect at the time of the restructuring. If the Company were to prepay $5 million of the note on June 30, 2001, an additional gain of $4.0 million would be recorded representing $2 million of debt forgiven and $2.0 million of interest accrued which the Company would not be liable for. The amount of the additional potential gain decreases by $169,000 each quarter that the $5 million repayment does not occur. There is no assurance that the Company will be able to make the prepayment in order to obtain such a gain or debt forgiveness.

On March 29, 2001, the Company entered into as asset purchase agreement providing for the sale of substantially all of the assets related to the Engineered Precision Components division for approximately $6.4 million, of which approximately $4.6 million will be cash and approximately $1.8 million will be a note due 10 1/2 months after the closing date, subject to post closing adjustment based upon a valuation as of the closing date of the inventory to be transferred to the purchaser. Because there are significant conditions remaining to be satisfied with respect to the asset sale, no assurance can be given that the asset sale will be consummated or, if consummated, that the terms of the asset sale will be as presently contemplated. The Company expects to use a portion of the expected proceeds to repay approximately $3.4 million of outstanding bank debt, and to use the remaining proceeds for working capital and general corporate purposes including the payment of expenses incurred in connection with the asset sale.

Working capital as of March 31, 2001 has increased by $2,517,000 since December 30, 2000, of which $1,988,000 was due to the forgiveness of debt and accrued interest by the Company's former lender.

Management believes that the funds generated from operations and its credit facility will be sufficient to meet the Company's cash requirements for 2001.

All statements other than historical statements contained in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the Company's ability to complete its proposed asset sale transaction with Tomz Corporation and the terms of such transaction if completed; the adequacy of the Company's revolving credit facility and other sources of capital; and other factors discussed in this report and in the Company's annual report on Form 10-K for the year ended December 30, 2000. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          3.1  Edac's Amended and Restated Articles of Incorporation

          3.2  Edac's By-laws

          10.1 Asset Purchase Agreement dated March 29, 2001 by and among Gros-Ite Engineered Components Division of Tomz, Inc., Tomz Corporation, Gros-Ite Industries, Inc. and Edac Technologies Corporation

          10.2 Nonrecourse Guaranty and Pledge Agreement dated March 29, 2001 by and between Zbigniew Matulaniec, Edac Technologies and Gros-Ite Industries, Inc.

          10.3 Loan Agreement dated February 5, 2001 by and between Farmington Savings Bank and Edac.

          10.4 Commercial Mortgage Note dated February 5, 2001 by and between Farmington Savings Bank and Edac.

          10.5 Open-End Mortgage Deed and Security Agreement dated February 5, 2001 by and between Farmington Savings Bank and Edac.

          10.6 Environmental Indemnification Agreement dated February 5, 2001 by and between Farmington Savings Bank and Edac.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EDAC TECHNOLOGIES CORPORATION


May 11, 2001                             By /s/ Ronald G. Popolizio
                                            ------------------------------------
                                            Ronald G. Popolizio, Chief Financial
                                            Officer and duly authorized officer

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


10.1              Asset Purchase Agreement dated March 29, 2001 by and among
                  Gros-Ite Engineered Components Division of Tomz, Inc., Tomz Corporation, Gros-Ite Industries, Inc.
                  and Edac Technologies Corporation

10.2              Nonrecourse Guaranty and Pledge Agreement dated March 29, 2001 by and between Zbigniew Matulaniec,
                  Edac Technologies and Gros-Ite Industries, Inc.

10.3              Loan Agreement dated February 5, 2001 by and between Farmington Savings Bank and Edac.

10.4              Commercial Mortgage Note dated February 5, 2001 by and between Farmington Savings Bank and Edac.

10.5              Open-End Mortgage Deed and Security Agreement dated February 5, 2001 by and between Farmington
                  Savings Bank and Edac.

10.6              Environmental Indemnification Agreement dated February 5, 2001 by and between Farmington Savings
                  Bank and Edac.



(1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.