Form 10-K405/A
period 2000-12-30
EDAC TECHNOLOGIES CORP
filed 2001-05-30
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A2

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

      Edac Technologies Corporation (the "Company") is hereby amending its Annual Report on Form 10-K for the year ended December 30, 2000, as filed with the Securities and Exchange Commission on March 30, 2001, as previously amended on May 4, 2001 (the "Annual Report"). Item 14 is amended in its entirety as follows:

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

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A2 to be signed on its behalf on May 29, 2001 by the undersigned, thereunto duly authorized.
                                                EDAC TECHNOLOGIES CORPORATION



                                                BY /s/Richard A. Dandurand
                                                   ----------------------------
                                                      Richard A. Dandurand,
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A2 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                        Title                          Date
/s/Richard A. Dandurand             Chief Executive Officer          May 29, 2001
------------------------------      and a Director
    Richard A. Dandurand


              *                     Chairman of the Board            May 29, 2001
------------------------------
    John J. DiFrancesco


/s/Ronald G. Popolizio              Executive Vice President         May 29, 2001
------------------------------      and Chief Financial Officer
    Ronald G. Popolizio             (Principal Financial and
                                    Accounting Officer)

         Signatures                        Title                          Date
              *                     Director                         May 29, 2001
------------------------------
    George Fraher


              *                     Director                         May 29, 2001
------------------------------
    Robert J. Gilchrist


              *                     Director                         May 29, 2001
------------------------------
    John M. Kucharik


              *                     Director                         May 29, 2001
------------------------------
    Stephen J. Raffay


              *                     Director                         May 29, 2001
------------------------------
    Daniel C. Tracy

/s/ Richard A. Dandurand                                             May 29, 2001
------------------------------
    Richard A. Dandurand

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