Form 10-Q
period 2001-06-30
EDAC TECHNOLOGIES CORP
filed 2001-08-13
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2001
                               --------------------

                                                    OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period                 to
                          --------------      ---------------

                         Commission file number: 0-14275


                          Edac Technologies Corporation
             ------------------------------------------------------
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

     On August 8, 2001 there were outstanding 4,346,038 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART 1 FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS


                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 June 30                 December 30
                                                                   2001                     2000
                                                               (Unaudited)                  (Note)
                                                              -------------              -----------
ASSETS

CURRENT ASSETS:
  Cash                                                        $   271,794                $   246,711
  Trade accounts receivable                                     6,651,744                  5,984,839
  Inventories                                                   6,278,014                  7,007,664
  Prepaid expenses and other                                      619,795                    601,668
  Deferred income taxes                                         2,028,649                  2,028,649
                                                              -----------                -----------
     TOTAL CURRENT ASSETS                                      15,849,996                 15,869,531

PROPERTY, PLANT, AND EQUIPMENT                                 27,025,489                 26,643,375
 less-accumulated depreciation                                 12,573,292                 11,565,270
                                                              -----------                -----------
                                                               14,452,197                 15,078,105
OTHER ASSETS:
  Goodwill                                                     10,523,301                 10,665,525
  Other                                                            40,001                    312,345
                                                              -----------                -----------
                                                              $40,865,495                $41,925,506
                                                              ===========                ===========


Note: The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 June 30                December 30
                                                                   2001                     2000
                                                               (Unaudited)                 (Note)
                                                              -------------             -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving lines of credit                                   $ 3,446,798               $ 6,037,326
  Current portion of long-term debt
     and capital lease obligation                               1,834,235                 1,772,410
  Trade accounts payable                                        2,298,638                 2,758,069
  Employee compensation and
     amounts withheld                                           1,625,464                 1,225,135
  Accrued expenses                                              2,242,801                 2,542,033
                                                              -----------               -----------
         TOTAL CURRENT LIABILITIES                             11,447,936                14,334,973

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATION, less current portion                             18,145,650                19,948,892

OTHER LIABILITIES                                                  64,268                   176,768

DEFERRED INCOME TAXES                                           2,029,000                 2,029,000


SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding - 4,346,038
    on June 30, 2001 and 4,269,080
    on December 30, 2000                                           10,865                    10,673
  Additional paid-in-capital                                    9,240,295                 9,153,941
  Accumulated deficit                                             (72,519)               (3,728,741)
                                                              -----------               -----------
                                                                9,178,641                 5,435,873
                                                              $40,865,495               $41,925,506
                                                              ===========               ===========

Note: The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               For the three months ended              Six months ended
                                             ------------------------------      ---------------------------
                                               June 30             July 1          June 30         July 1
                                                 2001               2000             2001           2000
                                             -----------        -----------      -----------     -----------
Sales                                        $11,280,838        $12,125,672      $23,608,517     $24,283,560



Cost of sales                                  9,203,768         10,213,821       19,167,712      20,531,958
                                             -----------        -----------      -----------     -----------
    Gross profit                               2,077,070          1,911,851        4,440,805       3,751,602
Selling, general and administrative
  expenses                                     1,561,481          1,278,256        2,738,993       2,532,425
                                             -----------        -----------      -----------     -----------
Income from operations                           515,589            633,595        1,701,812       1,219,177

Non-operating income (expense):
     Interest expense                           (284,744)          (846,002)        (685,455)     (1,564,192)
     Other                                        (1,037)            (7,398)          23,249          23,182
                                             -----------        -----------      -----------     -----------
                                                (285,781)          (853,400)         662,206      (1,541,010)
Income (loss) before income
  taxes, extraordinary gain
  and cumulative effect of
  adoption of SAB 101                            229,808           (219,805)       1,039,606        (321,833)
Provision for Income taxes                        45,238                  -          205,618               -
                                             -----------        -----------      -----------     -----------

Income (loss) before
  extraordinary gain and
  cumulative effect of
  adoption of SAB 101                            184,570           (219,805)         833,988        (321,833)

Extraordinary gain
  net of tax                                           -                  -        2,822,234               -
Cumulative effect of
  adoption of SAB 101                                  -                  -                -        (223,843)
                                             -----------        -----------      -----------     -----------

Net income (loss)                            $   184,570        $  (219,805)     $ 3,656,222     $  (545,676)
                                             ===========        ===========      ===========     ===========


Basic per common share data (Note A):
  Income (loss) before
    extraordinary gain and
    cumulative effect of
    adoption of SAB 101                             0.04              (0.05)            0.19           (0.08)
  Extraordinary gain                                   -                  -             0.66               -
  Cumulative effect of
    adoption of SAB 101                                -                  -                -           (0.05)
                                             -----------        -----------      -----------     -----------
  Net income (loss)                          $      0.04        $     (0.05)     $      0.85     $     (0.13)
                                             ===========        ===========      ===========     ===========


Diluted per common share data (Note A):
  Income (loss) before
    extraordinary gain and
    cumulative effect of
    adoption of SAB 101                             0.04              (0.05)            0.18           (0.08)
  Extraordinary gain                                   -                  -             0.62               -
  Cumulative effect of
    adoption of SAB 101                                -                  -                -           (0.05)
                                             -----------        -----------      -----------     -----------
  Net income (loss)                          $      0.04        $     (0.05)     $      0.80     $     (0.13)
                                             ===========        ===========      ===========     ===========

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six Months Ended
                                                      ------------------------------
                                                         June 30            July 1
                                                           2001              2000
                                                      ------------       -----------
Operating Activities:
  Net income (loss)                                   $ 3,656,222        $ (545,676)
  Depreciation and amortization                         1,183,332         1,191,603
  Forgiveness of debt                                  (2,822,234)                -
  Changes in working capital items                     (1,038,496)          386,733
  Other                                                  (126,332)         (101,892)
                                                      -----------       -----------
    Net cash provided by
     operating activities                                 852,492           930,768
                                                      -----------       -----------
Investing Activities:
  Additions to property, plant and equipment             (166,057)          (69,683)
  Proceeds from sales of property
    plant and equipment                                    34,275           475,800
  Other                                                   (71,848)                -
                                                      -----------       -----------
    Net cash (used in) provided by
     investing activities                                (203,630)          406,117
                                                      -----------       -----------
Financing Activities:
  Increase in revolving line of credit                    136,637         1,074,084
  Payments of long term debt                           (2,838,964)       (1,821,385)
  Borrowings of long-term debt                          2,000,000                 -
  Proceeds from exercise of options
   for common stock                                        78,548                 -
  Financing costs                                               -           (62,250)
                                                      -----------       -----------
    Net cash used in financing activities                (623,779)         (809,551)
                                                      -----------       -----------

Increase in cash                                           25,083           527,334
Cash at the beginning of period                           246,711           145,386
                                                      -----------       -----------

Cash at end of period                                 $   271,794       $   672,720
                                                      ===========       ===========
Supplemental Disclosure of
   Cash Flow Information:
      Interest paid                                   $   710,145       $ 1,450,790
      Income taxes paid (refunded)                    $   510,000       $  (533,672)
   Non-Cash Transaction:
      Capital lease obligation                        $   255,000                 -


The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001


NOTE A - FINANCIAL CONDITION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2000.

On March 29, 2001, the Company entered into an asset purchase agreement providing for the sale of substantially all of the assets related to the Engineered Precision Components division for approximately $6.4 million. The sale was not approved by the Company's shareholders at the July 5, 2001 annual meeting, and the Company and the proposed buyer terminated the asset purchase agreement. Accordingly, the Company wrote-off $451,000 of costs associated with the proposed transaction in the second quarter of 2001. Such costs are included in selling, general and administrative expenses in the condensed consolidated statements of operations. The Company is not currently seeking buyers for this division and plans to operate the division as a continuing operation.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of June 30, 2001 and December 30, 2000, inventories consisted of the following:

                                              June 30,        December 30,
                                                2001             2000
                                            ----------       -----------
     Raw materials                          $  887,443       $ 1,117,616
     Work-in-progress                        4,217,760         4,631,698
     Finished goods                          2,227,588         2,313,295
                                            ----------       -----------
                                             7,332,791         8,062,609
     Reserve for excess and obsolete        (1,054,777)       (1,054,945)
                                            ----------       -----------
     Inventories                            $6,278,014       $ 7,007,664
                                            ==========       ===========


Income (Loss) Per Share: The number of shares used in the income (loss) per common share computation for the three and six month periods ended June 30, 2001 and July 1, 2000 are as follows:

                                               Three months ended             Six months ended
                                          ---------------------------   --------------------------
                                            June 30,        July 1,       June 30,       July 1,
                                              2001           2000           2001          2000
                                          ------------    -----------   ------------   -----------
Basic:
  Average common
  shares outstanding                       4,340,385        4,269,080    4,323,899       4,269,080

Diluted:
  Dilutive effect of stock options           298,900                -      255,839               -
                                           ---------        ---------    ---------       ---------
  Average shares diluted                   4,639,285        4,269,080    4,579,738       4,269,080
                                           =========        =========    =========       =========

Options to purchase 316,700 shares of common stock were not included in the computation of earnings per share for the quarter ended June 30, 2001 because the option exercise prices were greater than the average market price of the common stock. Options to purchase 523,157 shares of common stock were not included in the computation of income (loss) per share for the three and six month periods ended July 1, 2000 since their effect was antidilutive.

Comprehensive Income (Loss): Comprehensive income (loss) is the same as net income (loss) for the quarters and six month periods ended June 30, 2001 and July 1, 2000.

Restatement: In the fourth quarter of 2000, the Company adopted SAB 101, "Revenue Recognition in Financial Statements" effective January 2, 2000. The cumulative effect of adopting SAB 101 was a charge to earnings of $223,843. The accompanying condensed consolidated financial statements for the three and six months ended July 1, 2000 have been restated to reflect the adoption of SAB 101 effective January 2, 2000.

Derivatives: Effective December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which had no effect since the Company does not have any derivative instruments.

New Accounting Standards: In July 2001, the Financial Accounting Standards Board
(FASB) issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") which will eliminate the pooling of interest method of accounting for acquisitions. SFAS No. 141 is effective for all acquisitions initiated after June 30, 2001. This standard is not expected to have any effect on the Company.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS No. 142 requires that goodwill be evaluated at least annually for impairment by applying a fair-value-based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. SFAS No. 142 will become effective December 30, 2001 for the Company. Upon the adoption of SFAS No. 142, the Company will no longer record amortization of goodwill. This adoption will eliminate annual goodwill amortization of approximately

$285,000 commencing with fiscal 2002. During the six months ended June 30, 2001, the Company recorded $142,000 of amortization related to goodwill. The Company is required to apply the initial fair value test by June 30, 2002. The Company has not yet determined whether the initial fair value test of the goodwill reflected in the accompanying condensed consolidated balance sheet will result in any impairment charges.


NOTE B - SEGMENT INFORMATION

The following amounts are in thousands:

                                                          For the three months ended June 30, 2001
                                   ----------------------------------------------------------------------------
                                   Engineered         Precision          Precision         Apex
                                   Precision         Engineered           Large           Machine
                                   Components       Technologies         Machining        Tool Co.      Total
                                   ----------       ------------         ----------       --------     --------
Sales  from external customers      $4,277             $1,982              $1,195          $3,827       $11,281
Segment (loss) profit                 (156)               110                 168              63           185


                                                                  For the six months ended June 30, 2001
                                   -------------------------------------------------------------------------------------------------
                                   Engineered        Precision           Precision         Apex
                                   Precision         Engineered            Large          Machine       Extraordinary
                                   Components       Technologies         Machining        Tool Co.           Gain           Total
                                   ----------       ------------         ----------       --------      -------------     ----------
Sales  from external customers      $8,504             $3,886              $2,329          $8,890                           $23,609
Segment (loss) profit                 (147)               190                 302             489           2,822             3,656


                                                   For the three months ended July 1, 2000
                                    -------------------------------------------------------------------------------
                                   Engineered        Precision            Precision        Apex
                                   Precision         Engineered             Large         Machine
                                   Components       Technologies          Machining       Tool Co.      Total
                                   ----------       ------------         ----------       --------     --------
Sales from external customers        $4,102            $1,534              $1,265          $5,225      $12,126
Segment (loss) profit                  (291)              (53)                144             (20)        (220)

                                                          For the six months ended July 1, 2000
                                   ----------------------------------------------------------------------------
                                   Engineered        Precision           Precision         Apex
                                   Precision         Engineered            Large          Machine
                                   Components       Technologies         Machining        Tool Co.      Total
                                   ----------       ------------         ----------       --------     --------
Sales from external customers        $8,245            $3,331              $2,246         $10,462       $24,284
Segment (loss) profit                  (632)               25                 176            (115)         (546)

Asset information is unavailable by segment.


NOTE C - FINANCING ARRANGEMENTS

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

Interest on the $7,000,000 note is at the bank's prime rate plus 1% and interest will not be paid until September 29, 2002 and monthly thereafter. If the Company prepays an aggregate principal amount of $5,000,000 plus accrued interest on the remaining $7,000,000 anytime prior to October 1, 2003, the remaining principal of $2,000,000 will be forgiven.

Under the accounting for troubled debt restructurings, the carrying value of the $7,000,000 note became $9,462,347 on February 5, 2001. This amount includes estimated interest on the $7 million obligation to maturity of $2,462,347, calculated at 9.5%, the interest rate in effect at the time of the restructuring. If the Company were to prepay $5 million of the note on September 30, 2001, an additional gain of $3.9 million would be recorded representing $2 million of debt forgiven and $1.9 million of interest accrued which the Company would not be liable for. The amount of the additional potential gain decreases by $169,000 each quarter that the $5 million repayment does not occur. There is no assurance that the Company will be able to make the prepayment in order to obtain such a gain or debt forgiveness.

Long-term debt consisted of the following:

                                                                             6/30/01               12/30/00
                                                                           -----------           -----------
Notes payable due in 35 monthly principal installments
  of $122,734 commencing November 1, 2000
  with a balloon payment due on September 29, 2003.                         $6,337,928            $7,118,532

Mortgage due to bank in 240 monthly installments
  of $18,578 including interest.                                             1,989,804                     -

Note payable to former lender with principal due in
  one payment on September 29, 2004. (1)                                     9,462,347                     -

Notes payable to former lender under forbearance agreement                           -            12,553,132

Note payable to former shareholders of Apex Machine Tool
  Company, Inc. Monthly principal installments of $18,000,
  increase to $22,000 on July 1, 2001 and to $25,000 on
  January 1, 2002. Interest at 10.12% is paid quarterly
  in advance.                                                                1,941,638             2,049,638

Capitalized lease obligation-equipment                                         248,168                     -
                                                                           -----------          ------------
                                                                            19,979,885            21,721,302
Less - current portion of long-term debt                                     1,834,235             1,772,410
                                                                           -----------          ------------
                                                                           $18,145,650           $19,948,892
                                                                           ===========           ===========

(1) Amount includes $2,462,347 of estimated interest recorded in accordance with accounting for troubled debt restructurings

NOTE D - STOCK BASED COMPENSATION

During the six months ended June 30, 2001, the Company granted options to purchase 198,500 shares of common stock at a weighted average exercise price of $1.3125 per share to employees and directors. Additionally, the Company granted a non-employee an option to purchase 10,000 shares of common stock at an exercise price of $1.3125 per share. The Company recorded a charge to earnings of $12,900 related to the grant to the non-employee. The charge was based on a fair value at the grant date of $12,900 which was determined using the Black-Scholes valuation model.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company earned $184,570 or $0.04 per basic and diluted share for the three months ended June 30, 2001. This is the third consecutive quarter of profitable results. In the second quarter the Company incurred costs associated with the terminated sale of its Engineered Precision Components division of $361,000, net of $90,000 of related income tax. (See Note A) Without this cost, the Company would have earned $545,570 or $0.12 per diluted share and $0.13 per basic share. The net income and earnings per share amounts adjusted as though the Company had not incurred the cost associated with the sale and as if the Company had not incurred any extraordinary gain are as follows:

                                                           Three                  Six
                                                        months ended          months ended
                                                       June 30, 2001         June 30, 2001
                                                       -------------         -------------
Net income                                              $  184,570            $ 3,656,222
  Extraordinary gain                                             -             (2,822,234)
  Sale costs                                               361,000                361,000
                                                        ----------            -----------
  Net income adjusted                                   $  545,570            $ 1,194,988


Basic per common share data:
  Net income                                            $     0.04            $      0.85
  Extraordinary gain                                             -                  (0.65)
  Sale costs                                                  0.09                   0.08
                                                        ----------            -----------
  Net income adjusted                                   $     0.13            $      0.28

Diluted per common share data:
  Net income                                            $     0.04            $      0.80
  Extraordinary gain                                             -                  (0.62)
  Sale costs                                                  0.08                   0.08
                                                        ----------            -----------
  Net income adjusted                                   $     0.12            $      0.26

Sales. The Company's sales decreased $845,000 or 7.0% and by $675,000 or 2.8% for the three and six months ended June 30, 2001 compared to the three and six month periods ended July 1, 2000.

Sales increases (decreases) for the quarter and six months ended June 30, 2001 compared to the three and six month periods ended July 1, 2000 by segment were as follows:

                                                            Three                    Six
                                                        months ended            months ended
                  Segment                               June 30, 2001           June 30, 2001
                  -------                               -------------           -------------
Engineered Precision Components                             175,000                259,000

Precision Engineered Technologies                           448,000                555,000

Precision Large Machining                                   (70,000)                83,000

Apex Machine Tool Co.                                    (1,398,000)            (1,572,000)

Sales decreases in the Apex Machine Tool Co. segment reflect lower sales to its technology based customers. The Company continues to expand its marketing activities to diversify into non-aerospace markets. As of June 30, 2001, sales backlog was approximately $34,700,000. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $14,600,000 of its June 30, 2001 backlog during the remainder of the 2001 fiscal year. The remaining $20,100,000 of backlog is deliverable in the fiscal year 2002 and beyond.

Cost of Sales. Cost of sales as a percentage of sales decreased in the 2001 period to 81.6% from 84.2% and to 81.2% from 84.6% for the three and six months ended June 30, 2001 compared to the three and six month periods ended July 1, 2000. Cost of sales as a percentage of sales decreased primarily due to increased sales levels to cover fixed manufacturing costs at the Company's Engineered Precision Components, Precision Engineered Technologies and Precision Large Turning segments accompanied by decreased compensation and maintenance costs. The Apex Machine Tool Co. segment also reduced its cost of sales as a percentage of sales for the six month period ended June 30, 2001 compared to the six month period ended July 1, 2000, through cost cutting measures partially offset by lower sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative costs increased by $283,000 or 22.1% and by $207,000 or 8.2% for the three and six months ended June 30, 2001 compared to the three and six month periods ended July 1, 2000. The increase in these costs was due to the write-off of $451,000 of costs associated with the termination of the sale of the Company's Engineered Precision Components division in the three months ended June 30, 2001. Without these costs selling, general and administrative costs would have decreased $168,000 or 13.1% and by $244,000 or 9.6% for the three and six months ended June 30, 2001 compared to 2000.

Interest Expense. Interest expense decreased by $561,000 or 66.3% and by $879,000 or 56.2% for the three and six months ended June 30, 2001 compared to the three and six month periods ended July 1, 2000. The decreases are due to lower debt levels as a result of the forgiveness of debt on February 5, 2001, decreased borrowings, lower interest rates and no interest being recorded on the $7 million note after February 5, 2001 to the former lender in accordance with the accounting for troubled debt restructurings. In addition, $124,000 of the decrease was due to the reversal in the first quarter of 2001 of the unamortized portion of a gain previously deferred from the sale of interest rate swap agreements in May 2000.

Liquidity and Capital Resources.

On March 29, 2001, the Company entered into an asset purchase agreement providing for the sale of substantially all of the assets related to the Engineered Precision Components division for approximately $6.4 million. The sale was not approved by the Company's shareholders at the July 5, 2001 annual meeting, and the Company and the proposed buyer terminated the asset purchase agreement. Accordingly, the Company wrote-off $451,000 of costs associated with the proposed transaction in the second quarter of 2001. Such costs are included in selling, general and administrative expenses in the condensed consolidated statements of operations. The Company is currently not seeking buyers for this division and plans to operate the division as a continuing operation.

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

Interest on the $7,000,000 note is at the bank's prime rate plus 1% and interest will not be paid until September 29, 2002 and monthly thereafter. If the Company prepays an aggregate principal amount of $5,000,000 plus accrued interest on the remaining $7,000,000 anytime prior to October 1, 2003, the remaining principal of $2,000,000 will be forgiven.

Under the accounting for troubled debt restructurings, the carrying value of the $7,000,000 note became $9,462,347 on February 5, 2001. This amount includes estimated interest on the $7 million obligation to maturity of $2,462,347, calculated at 9.5%, the interest rate in effect at the time of the restructuring. If the Company were to prepay $5 million of the note on September 30, 2001, an additional gain of $3.9 million would be recorded representing $2 million of debt forgiven and $1.9 million of interest accrued which the Company would not be liable for. The amount of the additional potential gain decreases by $169,000 each quarter that the $5 million repayment does not occur. There is no assurance that the

Company will be able to make the prepayment in order to obtain such a gain or debt forgiveness.

Working capital as of June 30, 2001 has increased by $2,868,000 since December 30, 2000, of which $1,988,000 was due to the forgiveness of debt and accrued interest by the Company's former lender.

Net cash provided by operating activities of $852,492 for the six months ended June 30, 2001, resulted primarily from earnings offset partially by lower accounts payable and higher accounts receivable.

Net cash used in investing activities of $203,630 for the six months ended June 30, 2001, consisted primarily of expenditures for machinery and computer equipment.

Net cash used in financing activities of $623,779 for the six months ended June 30, 2001, resulted primarily from bank repayments.

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



                                         EDAC TECHNOLOGIES CORPORATION


August 10, 2001                          By /s/  Ronald G. Popolizio
                                            ------------------------------------
                                            Ronald G. Popolizio, Chief Financial
                                            Officer and duly authorized officer

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