Form 10-Q
period 2001-09-29
EDAC TECHNOLOGIES CORP
filed 2001-11-13
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 29, 2001
                               ------------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

                On November 2, 2001 there were outstanding 4,346,038 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART 1 FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS


                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                       September 29          December 30
                                           2001                 2000
                                       (Unaudited)             (Note)
                                       ------------        ---------------

ASSETS

CURRENT ASSETS:
  Cash                                  $   298,802          $   246,711
  Trade accounts receivable               6,500,149            5,984,839
  Inventories                             5,976,250            7,007,664
  Prepaid expenses and other                536,872              601,668
  Deferred income taxes                   2,028,649            2,028,649
                                        -----------          -----------

         TOTAL CURRENT ASSETS            15,340,722           15,869,531


PROPERTY, PLANT, AND EQUIPMENT           27,108,735           26,643,375
 less-accumulated depreciation           13,056,607           11,565,270
                                        -----------          -----------
                                         14,052,128           15,078,105

OTHER ASSETS:
  Goodwill                               10,452,189           10,665,525
  Other                                      35,000              312,345
                                        -----------          -----------

                                        $39,880,039          $41,925,506
                                        ===========          ===========



Note:   The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 29           December 30
                                                      2001                  2000
                                                   (Unaudited)             (Note)
                                                ---------------        --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving lines of credit                       $  2,693,549          $  6,037,326
  Current portion of long-term debt
     and capital lease obligation                    2,679,049             1,772,410
  Trade accounts payable                             2,474,722             2,758,069
  Employee compensation and
     amounts withheld                                1,649,774             1,225,135
  Accrued expenses                                   1,908,235             2,542,033
                                                  ------------          ------------

         TOTAL CURRENT LIABILITIES                  11,405,329            14,334,973

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATION, less current portion                  16,848,467            19,948,892

OTHER LIABILITIES                                           --               176,768

DEFERRED INCOME TAXES                                2,029,000             2,029,000


SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding--4,346,038
    on September 29, 2001 and 4,269,080
    on December 30, 2000                                10,865                10,673
  Additional paid-in-capital                         9,240,295             9,153,941
  Retained earnings
    (accumulated deficit)                              346,083            (3,728,741)
                                                  ------------          ------------
                                                     9,597,243             5,435,873

                                                  $ 39,880,039          $ 41,925,506
                                                  ============          ============


Note: The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              For the three months ended               Nine months ended
                                              --------------------------               -----------------
                                            September 29      September 30      September 29      September 30
                                                2001             2000              2001               2000
                                              --------         ---------         ---------          --------

Sales                                       $ 10,753,279      $ 11,024,808      $ 34,361,796      $ 35,308,368
Cost of sales                                  9,033,130         9,410,126        28,200,842        29,942,084
                                            ------------      ------------      ------------      ------------
    Gross profit                               1,720,149         1,614,682         6,160,954         5,366,284

Selling, general and
  and administrative
  expenses                                     1,022,271         1,233,196         3,761,264         3,765,621
                                            ------------      ------------      ------------      ------------

Income from operations                           697,878           381,486         2,399,690         1,600,663

Non-operating income
  (expense):
         Interest expense                       (250,053)         (910,928)         (935,508)       (2,475,120)
         Other                                    76,485           (62,291)           99,734           (39,109)
                                            ------------      ------------      ------------      ------------
                                                (173,568)         (973,219)         (835,774)       (2,514,229)
Income (loss) before income
  taxes, extraordinary gain
  and cumulative effect of
  adoption of SAB 101                            524,310          (591,733)        1,563,916          (913,566)

Provision for
  Income taxes                                   105,708                --           311,326                --
                                            ------------      ------------      ------------      ------------

Income (loss) before
  extraordinary gain and
  cumulative effect of
  adoption of SAB 101                            418,602          (591,733)        1,252,590          (913,566)

Extraordinary gain
  net of tax                                          --                --         2,822,234                --
Cumulative effect of
  adoption of SAB 101                                 --                --                --          (223,843)
                                            ------------      ------------      ------------      ------------

Net income (loss)                           $    418,602      $   (591,733)     $  4,074,824      $ (1,137,409)
                                            ============      ============      ============      ============


Basic per common share data (Note A):
  Income (loss) before
    extraordinary gain and
    cumulative effect of
    adoption of SAB 101                             0.10             (0.14)             0.29             (0.22)
  Extraordinary gain                                  --                --              0.65                --
  Cumulative effect of
    adoption of SAB 101                               --                --                --             (0.05)
                                            ------------      ------------      ------------      ------------
  Net income (loss)                         $       0.10      $      (0.14)     $       0.94      $      (0.27)
                                            ============      ============      ============      ============


Diluted per common share data (Note A):
  Income (loss) before
    extraordinary gain and
    cumulative effect of
    adoption of SAB 101                             0.09             (0.14)             0.27             (0.22)
  Extraordinary gain                                  --                --              0.62                --
  Cumulative effect of
    adoption of SAB 101                               --                --                --             (0.05)
                                            ------------      ------------      ------------      ------------
  Net income (loss)                         $       0.09      $      (0.14)     $       0.89      $      (0.27)
                                            ============      ============      ============      ============


The accompanying notes are an integral part of these financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Nine Months Ended
                                                -------------------------------
                                               September 29          September 30
                                                  2001                  2000
                                                ---------             ---------
Operating Activities:
  Net income (loss)                            $ 4,074,824           $(1,137,409)
  Depreciation and amortization                  1,764,705             1,783,995
  Forgiveness of debt                           (2,822,234)                   --
  Changes in working capital items                (636,386)              547,305
  Other                                           (190,600)               75,254
                                               -----------           -----------
    Net cash provided by
     operating activities                        2,190,309             1,269,145
                                               -----------           -----------

Investing Activities:
  Additions to property, plant
    and equipment                                 (271,248)              (95,777)
  Proceeds from sales of property
    plant and equipment                             34,275               475,800
  Other                                            (71,848)                   --
                                               -----------           -----------

    Net cash (used in) provided by
     investing activities                         (308,821)              380,023
                                               -----------           -----------


Financing Activities:
  (Decrease)increase in revolving
    line of credit                                (616,612)              508,582
  Payments of long term debt                    (3,291,333)           (9,085,725)
  Borrowings of long-term debt                   2,000,000             7,364,000
  Proceeds from exercise of options
   for common stock                                 78,548                    --
  Financing costs                                       --              (196,530)
                                               -----------           -----------
    Net cash used in
     financing activities                       (1,829,397)           (1,409,673)
                                               -----------           -----------

Increase in cash                                    52,091               239,495
Cash at beginning of period                        246,711               145,386
                                               -----------           -----------

Cash at end of period                          $   298,802           $   384,881
                                               ===========           ===========


Supplemental Disclosure of
   Cash Flow Information:
     Interest paid                             $   970,472           $ 2,304,798
     Income taxes paid (refunded)              $   840,000           $  (533,672)
   Non-Cash Transaction:
      Capital lease obligation                 $   255,000                    --

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 29, 2001


NOTE A - FINANCIAL CONDITION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2000.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of September 29, 2001 and December 30, 2000, inventories consisted of the following:

                                   September 29,      December 30,
                                       2001              2000
                                       ----              ----
     Raw materials                  $1,127,335        $1,117,616
     Work-in-progress                3,967,416         4,631,698
     Finished goods                  1,933,347         2,313,295
                                     ---------         ---------
                                     7,028,098         8,062,609
     Reserve for excess
      and obsolete                  (1,051,848)       (1,054,945)
                                     ---------         ---------
     Inventories                    $5,976,250        $7,007,664
                                     =========        ==========


Income (Loss) Per Share: The number of shares used in the income (loss) per common share computation for the three and nine month periods ended September 29, 2001 and September 30, 2000 are as follows:

                                                  Three months ended               Nine months ended
                                              ---------------------------    ------------------------------
                                              September 29,  September 30,   September 29,    September 30,
                                                  2001           2000            2001             2000
                                              ------------    ------------    ------------    ------------
Basic:
  Average common
  shares outstanding                            4,346,038       4,269,080       4,331,279       4,269,080

Diluted:
  Dilutive effect of
  stock options                                   217,048               -         243,026               -
                                               ----------      ----------       ---------       ---------

  Average shares diluted                        4,563,086       4,269,080       4,574,305       4,269,080
                                               ==========      ==========       =========       =========


Options to purchase 289,200 and 239,200 shares of common stock were not included in the computation of income(loss) per share for the three months and nine months ended September 29, 2001, respectively, because the option exercise prices were greater than the average market price of the common stock. Options to purchase 884,658 shares of common stock were not included in the computation of income (loss) per share for the three and nine month periods ended September 30, 2000 since their effect was antidilutive.

Comprehensive Income (Loss): Comprehensive income (loss) is the same as net income (loss) for the quarters and nine month periods ended September 29, 2001 and September 30, 2000.

Restatement: In the fourth quarter of 2000, the Company adopted SAB 101, "Revenue Recognition in Financial Statements" effective January 2, 2000. The cumulative effect of adopting SAB 101 was a charge to earnings of $223,843. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2000 have been restated to reflect the adoption of SAB 101 effective January 2, 2000.

Derivatives: Effective December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which had no effect since the Company does not have any derivative instruments.

New Accounting Standards: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" which eliminated the pooling of interest method of accounting for acquisitions. SFAS No. 141 is effective for all acquisitions initiated after June 30, 2001. This standard is not expected to have any effect on the Company.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS No. 142 requires that goodwill be evaluated at least annually for impairment by applying a fair-value-based test and, if impairment exists, a charge to earnings be recorded. SFAS No. 142 will become effective December 30, 2001 for the Company. Upon the adoption of SFAS No. 142, the Company will no longer record amortization of goodwill. This adoption will eliminate annual goodwill amortization of approximately $285,000 commencing with fiscal 2002. During the nine months ended September 29, 2001 and 2000, the

Company recorded $213,000 of amortization related to goodwill. The Company is required to apply the initial fair value test by June 30, 2002 to the goodwill balance as of December 29, 2001. The Company has not yet determined whether the initial fair value test of the goodwill reflected in the accompanying condensed consolidated balance sheet will result in an impairment charge.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not yet quantified the impact of implementing SFAS No. 144 on the Company's consolidated financial statements.

In September 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-10, "Accounting for the Impact of the September 11, 2001 Terrorist Acts," which provided guidance on how the costs related to the terrorist acts should be classified, how to determine whether an asset impairment should be recognized and how liabilities for losses and other costs should be recognized. The impact of adopting EITF Issue No 01-10 did not have any effect on the Company's consolidated financial statements.


NOTE B -- SEGMENT INFORMATION

The following amounts are in thousands:

                                      For the three months ended September 29, 2001
                           --------------------------------------------------------------------


                           Engineered     Precision      Precision        Apex
                           Precision      Engineered       Large         Machine
                           Components    Technologies    Machining       Tool Co.         Total
                           ----------    ------------    ---------       --------         -----
 Sales  from
   external
   customers                   $4,788         $1,668          $956        $3,341         $10,753

 Segment
   profit (loss)                  318             34           101          (34)             419

                                                For the nine months ended September 29, 2001
                           -------------------------------------------------------------------------------------


                           Engineered     Precision      Precision        Apex
                           Precision      Engineered       Large         Machine    Extraordinary
                           Components    Technologies    Machining       Tool Co.        Gain              Total
 Sales  from
   external
   customers                  $13,292         $5,554        $3,285       $12,231                          $34,362


 Segment
   profit (loss)                  181            225           403           444           2,822            4,075

                                      For the three months ended September 30, 2000
                           ---------------------------------------------------------------------


                           Engineered      Precision     Precision       Apex
                            Precision      Engineered      Large         Machine
                           Components     Technologies   Machining       Tool Co.         Total
                           ----------     ------------   ---------       --------         -----
 Sales  from
   external
   customers                   $4,437         $1,308        $1,133        $4,147         $11,025


 Segment
   (loss) profit                (302)           (89)           103         (304)           (592)


                                   For the nine months ended September 30, 2000
                         ----------------------------------------------------------------------


                           Engineered     Precision      Precision       Apex
                           Precision      Engineered       Large        Machine
                           Components    Technologies    Machining       Tool Co.         Total
                           ----------    ------------    ---------       --------         -----
 Sales  from
   external
   customers                  $12,683         $4,639        $3,379       $14,607         $35,308


 Segment
   (loss) profit                (932)           (68)           274         (411)         (1,137)

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

Under the accounting for troubled debt restructurings, the carrying value of the $7,000,000 note became $9,462,347 on February 5, 2001. This amount includes estimated interest on the $7 million obligation to maturity of $2,462,347, calculated at 9.5%, the interest rate in effect at the time of the restructuring. If the Company were to prepay $5 million of the note on December 29, 2001, an additional gain of $3.9 million would be recorded representing $2 million of debt forgiven and $1.9 million of interest accrued which the Company would not be liable for. The amount of the additional potential gain decreases by $169,000 each quarter that the $5 million repayment does not occur. There is no assurance that the Company will be able to make the prepayment in order to obtain such a gain or debt forgiveness.

Long-term debt consisted of the following:

                                                                           9/29/01               12/30/00
                                                                       ---------------       ---------------
Notes payable due in 35 monthly principal installments
  of $122,734 commencing November 1, 2000
  with a balloon payment due on September 29, 2003.                    $     5,969,725       $     7,118,532

Mortgage due to bank in 240 monthly installments
  of $18,578 including interest.                                             1,982,071                     -

Note payable to former lender with principal due in
  one payment on September 29, 2004. (1)                                     9,462,347                     -

Notes payable to former lender under forbearance
  agreement                                                                          -            12,553,132

Note payable to former shareholders of Apex Machine
  Tool Company, Inc. Monthly principal installments of $18,000, increase to $22,000 on July 1, 2001 and to $25,000
  on January 1, 2002. Interest at 10.12% is paid quarterly
  in advance.                                                                1,875,638             2,049,638

Capitalized lease obligation-equipment                                         237,735                     -
                                                                       ---------------       ---------------

                                                                            19,527,516            21,721,302
Less - current portion of long-term debt                                     2,679,049             1,772,410
                                                                       ---------------       ---------------
                                                                       $    16,848,467       $    19,948,892
                                                                       ===============       ===============


(1) Amount includes $2,462,347 of estimated interest recorded in accordance with accounting for troubled debt restructurings

NOTE D - STOCK BASED COMPENSATION

During the nine months ended September 29, 2001, the Company granted options to purchase 198,500 shares of common stock at a weighted average exercise price of $1.3125 per share to employees and directors. Additionally, the Company granted a non-employee an option to purchase 10,000 shares of common stock at an exercise price of $1.3125 per share. The Company recorded a charge to earnings of $12,900 related to the grant to the non-employee. The charge was based on a fair value at the grant date of $12,900 which was determined using the Black-Scholes valuation model.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company earned $419,000 or $0.10 per basic and $0.09 per diluted share for the three months ended September 29, 2001. This is the 4th consecutive quarter of positive results. The Company has continued to make progress in all facets of the business in this phase of profit turnaround.

The Engineered Precision Components business has responded to opportunities with key aerospace customers for ground base turbine and military components, resulting in an 8% increase in its sales for the quarter compared to the prior year period. The Precision Engineered Technologies segment generated a 28% sales increase compared to the same quarter last year as a result of the continuing market share gain in the spindle business. These strong sales gains were offset by the effect of very weak industrial markets served by the Apex Machine Tool Co. business and raw material delays affecting sales in the Precision Large Machining segment.

The turnaround in net income for the Company was $1,010,000 in the quarter compared to the same period a year ago. Gross profit margins improved in the Precision Engineered Components and Apex Machine Tool Co. segments from productivity improvements and cost reductions resulting in a 1.4% improvement in gross profit for the Company for the quarter compared to the prior year period. Selling, general and administrative expenses were reduced from 11.2% to 9.5% of sales and interest expense was reduced by over $661,000.

The leverage that this lower cost structure and productivity provides is critical to the Company's future performance in an unfavorable economic environment.

In the quarter ended June 30, 2001, the Company incurred costs associated with the terminated sale of its Engineered Precision Components division of $361,000, net of $90,000 of related income tax. (See Note A)

The net income for the nine months ended September 29, 2001 of $4,075,000 adjusted as though the Company had not incurred the cost associated with the terminated sale of $361,000, net of tax and as if the Company had not incurred the extraordinary gain of $2,822,000, net of tax would have been $1,614,000. Basic earnings per share for the nine months ended September

29, 2001 of $0.94 per share adjusted as though the Company had not incurred the cost associated with the terminated sale of $0.08 per share and as if the Company had not incurred the extraordinary gain of $0.65 per share would have been $0.37 per share. Diluted earnings per share for the nine months ended September 29, 2001 of $0.89 per share adjusted as though the Company had not incurred the cost associated with the terminated sale of $0.08 per share and as if the Company had not incurred the extraordinary gain of $0.62 per share would have been $0.35 per share.


Sales. The Company's sales decreased $272,000, or 2.5%, and by $947,000, or 2.7%, for the three and nine months ended September 29, 2001 compared to the three and nine month periods ended September 30, 2000.

Sales increases (decreases) for the three and nine months ended September 29, 2001 compared to the three and nine month periods ended September 30, 2000 by segment were as follows:

                                                                              Three                           Nine
                                                                           months ended                   months ended
                  Segment                                                 Sept. 29, 2001                 Sept. 29, 2001
                  -------                                                 --------------                 --------------

Engineered Precision Components                                               $351,000                      $609,000

Precision Engineered Technologies                                              360,000                       915,000

Precision Large Machining                                                     (177,000)                      (94,000)

Apex Machine Tool Co.                                                         (806,000)                   (2,376,000)


Sales decreases in the Apex Machine Tool Co. segment reflect lower sales to its technology based customers. The Company continues to expand its marketing activities to diversify into non-aerospace markets. As of September 29, 2001, sales backlog was approximately $34,600,000 compared to $30,200,000 at September 30, 2000. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $9,000,000 of its September 29, 2001 backlog during the remainder of the 2001 fiscal year. The remaining $25,600,000 of backlog is deliverable in the fiscal year 2002 and beyond.

Cost of Sales. Cost of sales as a percentage of sales decreased in the 2001 period to 84.0% from 85.4% and to 82.1% from 84.8% for the three and nine months ended September 29, 2001 compared to the three and nine month periods ended September 30, 2000. Cost of sales as a percentage of sales decreased primarily due to higher productivity and increased sales levels to cover fixed manufacturing costs at the Company's Engineered Precision Components, partially offset by lower margins at our Precision Engineered Technologies division. The Apex Machine Tool Co. segment also reduced its cost of sales as a percentage of sales for the nine month period ended September 29, 2001 compared to the nine month period ended September 30, 2000, through productivity improvements and cost cutting measures partially offset by lower sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative costs decreased by $211,000, or 17.1%, and by $4,000, or 0.1%, for the three and nine months ended September 29, 2001 compared to the three and nine month periods ended September 29, 2000. Selling, general and administrative costs as a percentage of sales were 9.5% and 10.9% for the three and nine months ended September 29, 2001 compared to 11.2% and 10.7% for the three and nine months ended September 30, 2000. In the second quarter the Company wrote off $451,000 of costs associated with the termination of the sale of the Company's Engineered Precision Components division. Without these costs selling, general and administrative costs would have decreased by $455,000 or 12.1% for the nine months ended September 29, 2001 compared to the nine month period ended September 30, 2000. The decreases are due to lower professional, compensation and travel expenses.

Interest Expense. Interest expense decreased by $661,000, or 72.5%, and by $1,540,000, or 62.2%, for the three and nine months ended September 29, 2001 compared to the three and nine month periods ended September 30, 2000. The decreases are due to lower debt levels as a result of the forgiveness of debt on February 5, 2001, decreased borrowings, lower interest rates and no interest being recorded after February 5, 2001 on the $7 million note to the former lender in accordance with the accounting for troubled debt restructurings. In addition, $124,000 of the decrease was due to the reversal in the first quarter of 2001 of the unamortized portion of a gain previously deferred from the sale of interest rate swap agreements in May 2000.

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

On February 5, 2001, the Company refinanced $2,000,000 due to a former lender through a mortgage with a local bank. This mortgage is due in 240 monthly installments of $19,000 including interest at 9.45%. The payment will be adjusted by the bank every 5 years commencing on March 1, 2006 to reflect interest at the Five Year Federal Home Loan Bank "Classic Credit Rate" plus 2.75%. As of December 30, 2000, the Company owed the former lender $15,280,000 consisting of $12,553,000 of term debt and $2,727,000 of revolving debt. The Company paid to the former lender a principal payment of $33,000 on January 11, 2001 in accordance with the forbearance agreement and $1,900,000 from the proceeds of the $2,000,000 mortgage on February 5, 2001. Concurrent with the $2,000,000 real estate financing consummated in February 2001, the remaining principal amount due to the Former Lender of $13,347,000 along with accrued interest of $663,000 was reduced to a single principal amount of $7,000,000, with the principal due in full on September 29, 2004. This new $7 million note replaces prior notes including the revolving debt with the former lender.

The refinancing resulted in the forgiveness of certain indebtedness and accrued interest payable to the former lender which was accounted for as a troubled debt restructuring. Accordingly, the Company recorded an extraordinary gain in the first quarter of 2001 of $4,224,000 (less related income taxes of $1,402,000), which amount represents the difference between the carrying value of the remaining debt to the former lender ($13,687,000, including accrued interest payable and deferred financing fees) and the total amount of remaining payments to the former lender, including interest, under the terms of the refinancing of $9,462,000 (assuming that the entire $7 million remaining is repaid and no additional amounts are forgiven). In accordance with the accounting for troubled debt restructurings, no interest expense will be recorded on the $7 million obligation after February 5, 2001, unless the actual variable rate exceeds 9.50%, since such interest has been considered in determining the amount of the gain recorded.

Interest on the $7,000,000 note is at the bank's prime rate plus 1% and interest will not be paid until September 29, 2002 and monthly thereafter. If the Company prepays an aggregate principal amount of $5,000,000 plus accrued interest on the remaining $7,000,000 anytime prior to October 1, 2003, the remaining principal of $2,000,000 will be forgiven.

Under the accounting for troubled debt restructurings, the carrying value of the $7,000,000 note became $9,462,000 on February 5, 2001. This amount includes estimated interest on the $7 million obligation to maturity of $2,462,347, calculated at 9.5%, the interest rate in effect at the time of the restructuring. If the Company were to prepay $5 million of the note on December 29, 2001, an additional gain of $3.9 million would be recorded representing $2 million of debt forgiven and $1.9 million of interest accrued which the Company would not be liable for. The amount of the additional potential gain decreases by $169,000 each quarter that the $5 million repayment does not occur. There is no assurance that the Company will be able to make the prepayment in order to obtain such a gain or debt forgiveness.

Working capital as of September 29, 2001 has increased by $2,401,000 since December 30, 2000, of which $1,988,000 was due to the forgiveness of debt and accrued interest by the Company's former lender.

Net cash provided by operating activities of $2,190,000 for the nine months ended September 29, 2001, resulted primarily from earnings and lower inventories offset partially by lower accounts payable and higher accounts receivable.

Net cash used in investing activities of $309,000 for the nine months ended September 29, 2001, consisted primarily of expenditures for machinery and computer equipment. Of the Company's capital expenditure budget of $600,000 for the current year, the Company has purchased $271,000 and leased $255,000 (accounted for as a capital lease).

Net cash used in financing activities of $1,829,000 for the nine months ended September 29, 2001, resulted primarily from bank repayments.

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

                          PART II -- OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 5, 2001 the Company held its annual meeting of shareholders. The Asset Purchase Agreement, dated as of March 29, 2001, as amended among Tomz Corporation, EDAC and Gros-Ite Industries, Inc. a wholly owned subsidiary of EDAC, which provided for the sale of certain of the assets of the Company's Engineered Precision Components division, was not approved with a vote of 1,536,893 for, 1,539,289 against and 7,158 abstained. Approval of this proposal required that a majority of the outstanding shares of common stock, a minimum of 2,167,041 shares, be voted in favor of this proposal.

The following directors were elected at the meeting.

                                                                    Votes Cast
                                         Votes                      Against or
         Director                        Cast For                   Withheld
         --------                        --------                   --------
         Richard A. Dandurand            3,366,842                  660,454
         John J. DiFrancesco             3,060,751                  966,545
         George Fraher                   3,480,760                  546,536
         Robert J. Gilchrist             3,117,872                  909,424
         John Kucharik                   3,516,612                  510,684
         Stephen J. Raffay               3,516,282                  511,014
         Daniel C. Tracy                 3,668,680                  358,616


At the same meeting the appointment of Arthur Andersen LLP as auditors for the Company for the fiscal year ending December 29, 2001 was ratified with a vote of 2,736,336 for, 629,666 against and 661,294 abstained.


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


                                    EDAC TECHNOLOGIES CORPORATION


November 9, 2001                    By /s/Ronald G. Popolizio
                                       ----------------------------------
                                       Ronald G. Popolizio, Chief Financial
                                       Officer and duly authorized officer

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