Form 10-K
period 2001-12-29
EDAC TECHNOLOGIES CORP
filed 2002-04-15
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 29, 2001.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the transition period from           to            .
                                       -----------  ------------

                         Commission file number 0-14275

                          Edac Technologies Corporation
                          -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Wisconsin                                       39-1515599
------------------------------                          ---------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)


1806 New Britain Avenue, Farmington, Connecticut        06032
-------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:  (860)-677-2603

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of Each Exchange
       Title of Each Class            on Which Registered

             N/A                                   N/A
      ---------------------          -----------------------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of February 22, 2002, 4,386,038 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $2.00 closing price on that date on the OTC Bulletin Board) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $7,378,316.



                       DOCUMENTS INCORPORATED BY REFERENCE


                                                        Part of Form 10-K
                                                     Into Which Portions of
     DOCUMENT                                       Document are Incorporated
     --------                                       -------------------------
Annual Report to Shareholders for the
  fiscal year ended December 29, 2001                        Part II


Proxy Statement relating to
  2002 Annual Meeting of Shareholders                        Part III



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

                                     PART I

ITEM 1. BUSINESS.

General

         The accompanying consolidated financial statements include Edac Technologies Corporation (the Company) and its wholly owned subsidiaries, Gros-Ite Industries Inc. and Apex Machine Tool Company, Inc. EDAC Technologies provides complete design, manufacture and service meeting the precision requirements of some of the most exacting customers in the world for tooling, fixtures, molds, jet engine components and machine spindles.

         Information relating to Edac's four business segments is contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in Note I to the Consolidated Financial Statements in Edac's 2001 Annual Report to Shareholders incorporated by reference herein.

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

         Edac maintains manufacturing facilities with computerized, numerically controlled machining centers, grinding, welding, painting and assembly capabilities. Items manufactured by Edac include precision rings, and other components for jet engines, industrial spindles and specialized machinery designed by Edac or others and other assemblies requiring close tolerances.

Patents and Trademarks

         Edac currently holds no patents or registered trademarks, tradenames or similar intellectual property. The Company believes that the nature of its business presently does not require the development of patentable products or registered tradenames or trademarks to maintain market growth.

Marketing and Competition

         EDAC Technologies provides complete design, manufacture and service meeting the precision requirements of some of the most exacting customers in the world for tooling, fixtures, molds, jet engine components and machine spindles. The Company developed its high skill level serving the aerospace industry for over 50 years. For 2001, approximately 50% of EDAC's net sales were to United Technologies Corporation. We provide a range of components, tooling, fixtures and design services for their Pratt & Whitney and other divisions. In addition EDAC has expanded its commitment to serving the manufacturing needs of a broad base of industrial customers.

         The competition for design, manufacturing and service in precision machining and machine tools consists of independent firms, many of which are smaller than EDAC. This allows us to bring a broader spectrum of support to our customers who are consistently looking for ways to consolidate their vendor base. The Company also competes against the in-house manufacturing and service capability of our larger customers. The trend by large manufacturers to outsource activities that are outside their core competency is a opportunity for EDAC.

         The market for our products and precision machining capabilities continues to change with the development of more sophisticated use of business-to-business tools on the internet. We are actively involved in securing new business leads on the internet and have participated in internet auctions and research for quoting opportunities. The sales and marketing team at EDAC has developed an updated website with important interactive tools to do business more effectively with our customers.

         EDAC Technologies has a distinct competitive advantage in our ability to provide high quality, high precision, quick turnaround support to customers from design to delivery. Our experience and reputation in the demanding aerospace business provides an extra level of expertise in meeting our customers' requirements. We believe our commitment to continuous improvement and the latest technology will generate productivity improvements required to respond to the increasing price pressure in the competitive marketplace.

Backlog

         Edac's backlog as of December 29, 2001, was approximately $29,000,000 compared to $32,000,000 as of December 30, 2000. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as three years. Edac presently expects to complete approximately $20,000,000 of its December 29, 2001 backlog during the 2002 fiscal year.

Employees

         As of February 25, 2002, Edac had approximately 237 employees.



ITEM 2. PROPERTIES.

         The properties at 1790 and 1798 New Britain Avenue were renovated in 1997 to improve production, increase capacity and improve the appearance of both the interior and exterior. The building at 1806 New Britain Avenue was constructed in 1995 for the Company's developing Large Machining operation.

                          Square       Owned or       Principal
Address                    Feet         Leased         Activity
-------                  ---------    ----------     ------------
1790 New Britain Ave.      47,000        Owned      Manufacturing
Farmington, CT. 06032                      *        Design engineering services


1798 New Britain Ave.      20,800        Owned      Design and manufacture of
Farmington, CT. 06032                      *        spindles


1806 New Britain Ave.      19,200        Owned      Manufacturing
Farmington, CT. 06032                      *

21 Spring Lane             44,000        Owned      Manufacturing Design
Farmington, CT  06032                      *        engineering services

1838 New Britain Ave.       3,000        Leased     Warehouse
Farmington, CT. 06032

* Property subject to mortgage securing certain corporate indebtedness.



ITEM 3. LEGAL PROCEEDINGS.

         Edac is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 2001.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information in response to this item is incorporated herein by reference to "Market Information" on page 4 of Edac's 2001 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

         Information in response to this item is incorporated herein by reference to "Selected Financial Information" on page 5 of Edac's 2001 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 12 of Edac's 2001 Annual Report to Shareholders.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company does not invest in derivative financial instruments, other financial instruments or derivative commodity instruments. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" page 11 of Edac's 2001 Annual Report to Shareholders and to Note C to Consolidated Financial Statements for a summary of the Company's debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information in response to this item is incorporated herein by reference to pages 13 through 32 of Edac's 2001 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this item is incorporated herein by reference to "Election of Directors" in Edac's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders ("Edac's 2002 Proxy Statement"), which will be filed within 120 days after the end of Edac's fiscal year ended December 29, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

         Information in response to this item is incorporated herein by reference to "Executive Compensation" in Edac's 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this item is incorporated herein by reference to "Security Ownership" in Edac's 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.


    (a)    Documents filed:

           1.  Financial Statements.

               The financial statements required to be filed by Item 8 hereof have been incorporated by reference to Edac's 2001 Annual Report to Shareholders and consist of the following:

                  Report of Independent Public Accountants

                  Consolidated Statements of Operations--Years Ended December 29, 2001, December 30, 2000 and January 1, 2000.

                  Consolidated Balance Sheets--As of December 29, 2001 and December 30, 2000.

                  Consolidated Statements of Cash Flows--Years ended December 29, 2001, December 30, 2000 and January 1, 2000.

                  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income--Years ended December 29, 2001, December 30, 2000 and January 1, 2000.

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

    (c)  Exhibits

         See Exhibit Index included as the last part of this Report, which Index is incorporated herein by this reference.

    (d)  Financial Statements and Schedules

         Refer to Item 14(a) above for listing of financial statements and schedule.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Shareholders and Board of Directors of
Edac Technologies Corporation:



We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Edac Technologies Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 2002 (except with respect to the matters discussed in Notes A and K, as to which the date is April 11, 2002). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule presented on
Schedule II of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    /s/Arthur Andersen LLP

Hartford, Connecticut
February 8, 2002 (except with respect to the matters discussed in Notes A and K, as to which the date is April 11, 2002)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 EDAC TECHNOLOGIES CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
                COL. A                       COL. B                         COL. C                      COL. D          COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     ADDITIONS
                                      Balance at Beginning   Charged to Costs    Charged to Other      Deductions    Balance at End
             DESCRIPTION                     of Year           and Expenses      Accounts-Describe      Describe        of Year
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 29, 2001:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts                           $200,000             $132,000                $0                     $0       $332,000

Allowance for excess and obsolete
inventory and loss contracts               1,055,000                    0                 0           (1)   20,818      1,034,182


YEAR ENDED DECEMBER 30, 2000:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts                            207,000               13,474                 0           (2)   20,474        200,000

Allowance for excess and obsolete
inventory and loss contracts               1,029,000               56,498                 0           (1)   30,498      1,055,000


YEAR ENDED JANUARY 1, 2000:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts                            160,000               71,959                 0           (2)   24,959        207,000

Allowance for excess and obsolete
inventory and loss contracts                 409,000            1,029,000                 0           (1)  409,000      1,029,000

(1)  Represents disposition of inventory reserved against.
(2)  Represents write-off of specific accounts receivable.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 15, 2002 by the undersigned, thereunto duly authorized.

                                              EDAC TECHNOLOGIES CORPORATION



                                              BY  /s/Richard A. Dandurand
                                                --------------------------------
                                                     Richard A. Dandurand,
                                                     Chief Executive Officer

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


         Signatures                         Title                       Date

/s/Richard A. Dandurand                 Chairman and Chief              April 15, 2002
------------------------------
   Richard A. Dandurand                 Executive Officer


/s/Ronald G. Popolizio                  Executive Vice President,       April 15, 2002
------------------------------
   Ronald G. Popolizio                  Chief Financial Officer
                                        and Director
                                        (Principal Financial and
                                        Accounting Officer)

         Signatures                         Title                       Date

/s/Robert J. Gilchrist                  Director                        April 15, 2002
------------------------------
   Robert J. Gilchrist


/s/John M. Kucharik                     Director                        April 15, 2002
------------------------------
   John M. Kucharik


/s/Dominick A. Pagano                   Director                        April 15, 2002
------------------------------
   Dominick A. Pagano


/s/Stephen J. Raffay                    Director                        April 15, 2002
------------------------------
    Stephen J. Raffay


/s/Daniel C. Tracy                      Director                        April 15, 2002
------------------------------
   Daniel C. Tracy

                      EXHIBIT INDEX

Exhibit                                                                            Sequential
Number                                                                             Page Number
------                                                                             -----------
 3.1                Edac's Amended and Restated                                        (1)
                    Articles of incorporation

 3.2                Edac's Amended and Restated By-Laws                               (18)

 4.1                Edac's Amended and Restated                                        (1)
                    Articles of incorporation

 4.2                Sections of Edac's By-Laws                                        (18)

10.1                Gros-Ite division Pension Plan                                     (1)

10.2                Edac Technologies Corporation                                      (2)
                    Employee Stock Ownership Trust,
                    effective May 1, 1989

10.3                $4,000,000 Term Promissory Note                                    (4)
                    dated March 22, 1993 between
                    Edac and Shawmut

10.4                Construction to Permanent Loan                                     (5)
                    Promissory Note

10.5                Open-End Construction to Permanent                                 (5)
                    Mortgage Deed

10.6                Sixth Amendment to Revolving Loan,                                 (5)
                    Term Loan, Equipment Loan and
                    Security Agreement

10.7                Modification of Construction to                                    (5)
                    Permanent Loan Promissory Note
                    and Open-End Construction to
                    Permanent Mortgage Deed

10.8                Seventh Amendment to Revolving Loan,                               (5)
                    Term Loan, Equipment Loan and
                    Security Agreement and
                    Reaffirmation of Guarantees

10.9                Eighth Amendment to Revolving Loan,                                (5)
                    Term Loan, Equipment Loan and
                    Security Agreement and
                    Reaffirmation of Guarantees,
                    Modification of Notes and
                    Reaffirmation of Guarantees

10.10               Seventh Modification Agreement to                                  (5)
                    Open-End Mortgage Deed

10.11               Second Modification of Construction                                (5)
                    to Permanent Loan Promissory Note
                    and Open-End Construction to
                    Permanent Mortgage Deed

10.12               Edac Technologies Corporation                                      (6)
                    1996 Stock Option Plan

10.13               Ninth Amendment to Revolving loan, Term                            (7)
                    Loan, Equipment Loan and Security Agreement,
                    Modification of Notes and Reaffirmation of
                    Guarantees dated as of March 27, 1997 by and
                    between Edac and Fleet National Bank

10.14               Amended and Restated Revolving Promissory                          (7)
                    Note dated of as of March 27, 1997 by and
                    between Edac and Fleet National Bank

10.15               Equipment Promissory Note III dated as of March                    (7)
                    27, 1997 by and between Edac and Fleet
                    National Bank

10.16               Amended and Restated Promissory Note dated March                   (7)
                    27, 1997 by and between Edac and Fleet
                    National Bank

10.17               Eighth Modification Agreement to Open-End                          (7)
                    Mortgage Deed dated March 27, 1997 by and between
                    Edac and Fleet National Bank

10.18               Third Modification of Construction to                              (7)
                    Permanent Loan Promissory Note and Open-End
                    Construction to Permanent Mortgage Deed dated
                    March 27, 1997 by and between Edac and Fleet
                    National Bank

10.19               Asset Purchase Agreement dated as of May 13, 1998                  (8)
                    by and among Edac, Apex Acquisition Corp., Apex
                    Machine Tool Company, Inc., Gerald S. Biondi,
                    James G. Biondi and Michael Biondi.

10.20               Purchase Agreement dated as of May 13, 1998 by and                 (8)
                    between Edac, Gerald S. Biondi, James G. Biondi and
                    Michael Biondi providing for the acquisition of the real
                    estate located at 17 and 21 Spring Lane, Farmington,
                    Connecticut.

10.21               Guaranty Agreement dated as of June 30, 1998 by and                (8)
                    among Edac, as guarantor, Apex Acquisition Corporation,

                    Gerald S. Biondi, James G. Biondi and Michael Biondi pursuant to which Edac has guaranteed all of the obligations of Apex Acquisition Corporation under the real estate purchase agreement.

10.22               Promissory note payable by Apex Acquisition Corporation            (8)
                    to Gerald S. Biondi, James G. Biondi and Michael Biondi
                    under the real estate purchase agreement.

10.23               Purchase agreement dated as of May 13, 1998 by and                 (8)
                    between Edac, Gerald S. Biondi and James G. Biondi
                    providing for the acquisition, after the satisfaction
                    of certain pre-closing conditions, by Edac Technologies
                    Corporation or its wholly-owned subsidiary of the property located at 55 Spring Lane, Farmington, Connecticut.

10.24               Eleventh Amendment to Loans and Security Agreement,                (8)
                    Modification of Notes and Reaffirmation of Guaranties
                    dated as of June 30, 1998 by and among Fleet National
                    Bank, Edac, Gros-Ite Industries, Inc. and Apex Acquisition
                    Corporation.

10.25               Second Amended and Restated Promissory Note dated as               (8)
                    of June 30, 1998 in the original principal amount of
                    $13 million payable by Edac Technologies Corporation
                    to Fleet National Bank.

10.26               Term Promissory Note dated June 30, 1998 in the                    (8)
                    principal amount of $14 million payable by Edac
                    to Fleet National Bank.

10.27               Fourth Modification of Construction to Permanent Loan              (8)
                    Promissory Note and Open-End Construction to Permanent
                    Mortgage Deed dated as of June 30, 1998 by and among
                    Edac and Fleet National Bank.

10.28               Ninth Modification Agreement to Open-End Mortgage Deed             (8)
                    dated as of June 30, 1998 by and between Edac
                    and Fleet National Bank.

10.29               Guaranty Agreement dated as of June 30, 1998 from each             (8)
                    of Apex Acquisition Corporation and Gros-Ite Industries,
                    Inc. to Fleet National Bank.

10.30               Open-End Mortgage Deed, Security Agreement, Collateral             (8)
                    Assignment of Rents and Financing Statement dated as of
                    June 30, 1998 by and between Edac and Fleet National Bank.

10.31               Security Agreement dated as of June 30, 1998 by and                (8)
                    between Apex Acquisition Corporation and Fleet

                    National Bank.

10.32               Hazardous Substances Indemnity Agreement dated as of               (8)
                    June 30, 1998 by and among Edac, Apex Acquisition
                    Corporation, Gros-Ite Industries, Inc. and Fleet
                    National Bank.

10.33               Agreement Regarding Purchase Price Adjustments dated               (9)
                    September 24, 1998 by and between Edac, Apex Machine
                    Tool Company, Inc., Biondi Tool Company, Inc., Gerald
                    S. Biondi, James G. Biondi and Michael Biondi.

10.34               Edac Technologies Corporation 1998 Stock
                    Option Plan                                                       (10)

10.35               Tenth Amendment to Revolving Loan, Term                           (10)
                    Loan, Equipment Loan and Security Agreement,
                    Modification of Notes and Reaffirmation of
                    Guarantees

10.36               Equipment Promissory Note IV                                      (10)

10.37               Twelfth Amendment to Loans and Security                           (10)
                    Agreement,Modification of Notes and
                    Reaffirmation of Guaranties

10.38               Employment contract, dated November 20, 1998,                     (10)
                    between Edac and Edward J. McNerney

10.39               Change of Control Agreement, dated January 29,                    (11)
                    1999, between Edac Technologies Corporation
                    and Ronald G. Popolizio

10.40               Employment contract, dated June 23, 1999,                         (12)
                    between Edac and Ronald G. Popolizio

10.41               Termination and Release Agreement, dated October                  (13)
                    22, 1999, between Edac and Edward J. McNerney

10.42               Forbearance Agreement dated as of October 29,                     (13)
                    1999 by and between Edac and Fleet National
                    Bank

10.43               Third Amended and Restated Revolving Promissory                   (13)
                    Note dated as of October 29, 1999 by and between
                    Edac and Fleet National Bank

10.44               First Amendment To Forbearance Agreement dated as                 (14)
                    of December 30, 1999 by and between Edac and
                    Fleet National Bank

10.45               Stock Pledge Agreement dated as of                                (14)
                    January 26, 2000 by and between Edac

                    and Fleet National Bank

10.46               Second Amendment to Forbearance Agreement                         (14)
                    dated as of April 30, 2000 by and between Edac
                    and Fleet National Bank

10.47               Third Amendment to Forbearance Agreement                          (14)
                    dated as of June 3, 2000 by and between Edac
                    and Fleet National Bank

10.48               Fourth Amendment to Forbearance Agreement                         (14)
                    Dated July 31, 2000 by and between Edac
                    and Fleet National Bank

10.49               Agreement for Extension of Expiration Date                        (14)
                    Pegos Machine Corp. dated as of March 31, 2000

10.50               Second Agreement for Extension of Expiration                      (14)
                    Date Pegos Machine Corp. dated as of
                    May 31, 2000

10.51               Third Agreement for Extension of Expiration                       (14)
                    Date Pegos Machine Corp. dated as of
                    July 31, 2000

10.52               Consulting Agreement between John DiFrancesco                     (14)
                    and Edac dated June 1, 2000

10.53               Fifth Amendment to Forbearance Agreement                          (15)
                    dated as of August 11, 2000 by and between Edac
                    and Fleet National Bank

10.54               Sixth Amendment to Forbearance Agreement                          (15)
                    dated as of August 22, 2000 by and between Edac
                    and Fleet National Bank

10.55               Seventh Amendment to Forbearance Agreement                        (15)
                    Dated September 7, 2000 by and between Edac
                    and Fleet National Bank

10.56               Fourth Agreement for Extension of Expiration Date                 (15)
                    Pegos Machine Corp. dated as of August 11, 2000

10.57               Fifth Agreement for Extension of Expiration                       (15)
                    Date Pegos Machine Corp. dated as of
                    August 22, 2000

10.58               Sixth Agreement for Extension of Expiration                       (15)
                    Date Pegos Machine Corp. dated as of
                    September 7, 2000

10.59               Loan and Security Agreement dated September 29, 2000              (15)
                    among General Electric Capital Corp., Edac and
                    Apex Machine Tool Company Inc. as borrowers

10.60               Leading Borrower's and Second Borrower's Revolving                (15)
                    Credit Notes dated as of September 29, 2000 by and
                    between General Electric Capital Corporation and Edac

10.61               Term Note A-1 dated September 29, 2000 by and between             (15)
                    General Electric Capital Corporation and Edac
                    Technologies Corporation

10.62               Term Note A-2 dated September 29, 2000 by and between             (15)
                    General Electric Capital Corporation and Apex Machine
                    Tool Company, Inc.

10.63               Pledge Agreement dated September 29, 2000 by and                  (15)
                    between General Electric Capital Corporation and
                    Edac

10.64A              Escrow and Forbearance Agreement dated                            (15)
                    September 29, 2000 by and between Fleet National Bank
                    and Edac

10.64B              Amended and Restated Term Note dated                              (15)
                    September 29, 2000 by and between Fleet National
                    Bank and Edac

10.64C              Security Agreement dated September 29, 2000 by and                (15)
                    between Fleet National Bank and Edac

10.64D              Mortgage Modification Agreement dated                             (15)
                    September 29, 2000 by and between Fleet National
                    Bank and Edac

10.65               Intercreditor and Subordination Agreement dated                   (15)
                    September 29, 2000 by and between Fleet National Bank,
                    General Electric Capital Corp. and Edac

10.66               Agreement for the Purchase and Sale of Real Estate                (16)
                    Dated September 28, 2000 by and between Edac and Globe
                    Corporation

10.67               Edac Technologies Corporation 2000 Stock Option Plan              (16)

10.68               Edac Technologies Corporation 2000-B Stock Option Plan            (16)

10.69               Employment contract between Edac and                              (16)
                    Richard A. Dandurand dated December 1, 2000

10.70               Change of Control Agreement dated December 1, 2000                (16)

                  between Edac and Richard A. Dandurand

10.71             Second Amendment of Note dated December 28, 2000                     (16)
                  by and among Apex Acquisition Corp. and Gerald S.
                  Biondi, James G. Biondi and Michael Biondi.

10.72             Loan Agreement dated February 5, 2001 by and between                 (17)
                  Farmington Savings Bank and Edac.

10.73             Commercial Mortgage Note dated February 5, 2001 by and               (17)
                  between Farmington Savings Bank and Edac.

10.74             Open-End Mortgage Deed and Security Agreement dated                  (17)
                  February 5, 2001 by and between Farmington Savings
                  Bank and Edac.

10.75             Environmental Indemnification Agreement dated                        (17)
                  February 5, 2001 by and between Farmington Savings
                  Bank and Edac.

11                Earnings per share information has been
                  incorporated by reference to Edac's 2001
                  Annual Report to Shareholders

13                Edac's 2001 Annual Report to Shareholders

21                Subsidiaries

23                Consent of Arthur Andersen LLP,
                  independent public accountants

24                Power of Attorney                                                    (19)

99.1              Letter to Commission pursuant to Temporary Note 3T


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

(16) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

(17) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(18) Exhibit incorporated by reference to the Company's Quarterly Report on Form 8-k dated February 19, 2002.

(19) Included as part of the signature page hereof.