Form 10-K/A
period 2001-12-29
EDAC TECHNOLOGIES CORP
filed 2002-04-29
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 29, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          for the transition period from           to            .
                                        -----------  ------------

                         Commission file number 0-14275

                          Edac Technologies Corporation
             (Exact Name of Registrant as Specified in Its Charter)

                   Wisconsin                                 39-1515599
         ------------------------------                 -------------------
         (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or                               Identification No.)
         Organization)

         1806 New Britain Avenue, Farmington, Connecticut        06032
         ---------------------------------------------------------------
         (Address of Principal Executive Offices)             (Zip Code)

         Registrant's telephone number, including area code:  (860)-677-2603

         Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
         Title of Each Class                          on Which Registered

                   N/A                                           N/A
         ------------------------                     ---------------------


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
                                              --   --
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



                      DOCUMENTS INCORPORATED BY REFERENCE


                                             Part of Form 10-K
                                             Into Which Portions of
     DOCUMENT                                Document are Incorporated
     --------                                -------------------------

         Annual Report to Shareholders       Part II
         for the year ended
         December 29, 2001


         Edac Technologies Corporation (the "Company") is hereby amending its Annual Report on Form 10-K for the year ended December 29, 2001, as filed with the Securities and Exchange Commission on April 15, 2002. Items 10,11 and 12 are hereby amended in their entirety as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

NOMINEES

         The following table sets forth, as of April 29, 2002, the name, age and principal occupation of each director of the Company:


                                                   DIRECTOR                            PRINCIPAL
NAME (AND AGE)                                       SINCE                          OCCUPATION (1)
--------------                                       -----                          --------------
Richard A. Dandurand (46)(4)                         2000          Chief Executive Officer of the Company
Robert J. Gilchrist (56)(2)(3)                       1998          Managing Director, Horton International, LLC
                                                                   (management consulting and executive search firm)
John Kucharik (51)(4)                                2000          Chief Executive Officer,
                                                                   IPC, Inc. (custom powder coater, e-coater and
                                                                   electro-plating company)
Ronald G. Popolizio (43)                             2001          Executive Vice-President, Chief Financial
                                                                   Officer and Secretary of the Company
Stephen J. Raffay (74)(2)(3)(4)                      2000          Retired Vice-Chairman,
                                                                   Emhart Corporation (a manufacturer of various
                                                                   machinery and consumer products)
Daniel C. Tracy (61)(2)(3)(4)                        1999          Business Consultant


(1) The principal occupation of each director during the past five years was that shown in the table, except that: (1) Mr. Dandurand was President of Stanley Access Technologies from 1997 to 2000 and President of Stanley Door Systems from 1994 to 1997, both subsidiaries of The Stanley Works; (2) Mr. Gilchrist was General Manager at Ensign-Bickford Industries (diversified manufacturing company with principal operations in blast initiation for the aerospace and mining industries) until 1995; (3) Mr. Kucharik was President and Chief Executive Officer of MVE, Inc. (manufacturer of cryogenic holding tanks and equipment) from 1997 to 2000. Prior to 1997, Mr. Kucharik was President of General Signal Pump Group (manufacturer of water pumps) from 1995 to 1997; (4) Mr. Popolizio joined the Company in February 1997 as Vice President, Chief Financial Officer and Secretary, and became Executive Vice President in June 1998. From 1994 until joining the Company, Mr. Popolizio was Controller for The Connecticut Spring and Stamping Corporation. Prior to 1994, he was Chief Financial Officer with MRMC, Inc., a Rostra holding company; (5) Mr. Raffay served as a senior executive and as a Director of Emhart Corporation until his retirement as Vice Chairman in 1987. Since then he has done consulting work and serves as a member of the boards of directors for a number of companies; and (6) Mr. Tracy was a partner with Arthur Andersen from 1963 until his retirement in 1998.

(2)      Member of the Audit Committee.

(3)      Member of the Compensation Committee.

(4)      Member of the Strategic Planning Committee.



EXECUTIVE OFFICERS

         The following table sets forth, as of April 29, 2002, the name, age and current position of each executive officer of the Company:


         NAME                             AGE              OFFICE
         ----                             ---              ------
         Richard A. Dandurand              46    Chief Executive Officer
         Ronald G. Popolizio               43    Executive Vice President, CFO and Secretary

         Mr. Dandurand joined the Company in December 2000. Mr. Dandurand was President of Stanley Access Technologies from 1997 to 2000 and President of Stanley Door Systems from 1994 to 1997, both subsidiaries of The Stanley Works.

         Mr. Popolizio joined the Company in February 1997 as Vice President, Chief Financial Officer and Secretary. He became Executive Vice President in June 1998. From 1994 until joining the Company, Mr. Popolizio was Controller for The Connecticut Spring and Stamping Corporation. Prior to 1994, he was Chief Financial Officer with MRMC, Inc., a Rostra holding company.

         Officers are elected annually by and serve at the discretion of the Board of Directors.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of the Company's equity securities on Form 4 or
5. The rules promulgated by the Commission under section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to section 16(a). Based solely upon a review of such forms actually furnished to the Company, all directors, executive officers and 10% stockholders have filed with the Commission on a timely basis all reports required to be filed under section 16(a) of the Exchange Act with the following exceptions: Mr. Gilchrist reported late seven purchases requiring one Form 4 report on a Form 5. Mr. Pagano filed late one Form 4 reporting five purchases. Mr. Moses, the only 10% stockholder, has not filed any reports under section 16(a) of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION INFORMATION. The following table sets forth certain information for the years indicated below concerning compensation paid to, earned by or awarded to the Company's Chief Executive Officer during 2001 and the only other executive officer of the Company whose total annual salary and bonus during 2001 exceeded $100,000 (collectively, the "named executive officers").


                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION                  LONG TERM
                                                    -------------------                 COMPENSATION
                                                                                        ------------
                                                                                           AWARDS
                                                                                         SECURITIES
                                                                           OTHER         UNDERLYING
                                                                           ANNUAL         OPTIONS/       ALL OTHER
    NAME AND PRINCIPAL                     SALARY          BONUS        COMPENSATION       SARS        COMPENSATION
       POSITION              YEAR           ($)             ($)              ($)             (#)          ($) (1)
----------------             ----       --------         -------          -------        --------       ---------
Richard A. Dandurand         2001        250,000          82,500              --          50,000           1,750
  Chief Executive            2000         19,321              --              --         100,000              --
  Officer (2)
Ronald G. Popolizio          2001        172,500          91,400              --         100,000           1,750
  Executive Vice             2000        165,000              --              --          25,000           1,750
  President CFO              1999        157,789              --              --              --           3,736
  and Secretary

(1)      Represents payments to defined contribution plans.

(2)      Mr. Dandurand became the Chief Executive Officer on December 1, 2000.


OPTION GRANTS. The following table provides certain information regarding stock options granted to the named executive officers in 2001.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                 INDIVIDUAL GRANTS
                               ----------------------------------------------------------       POTENTIAL REALIZABLE
                                                PERCENT OF                                         VALUE AT ASSUMED
                                NUMBER OF         TOTAL                                         ANNUAL RATES OF STOCK
                                SECURITIES     OPTIONS/SARS                                      PRICE APPRECIATION
                                UNDERLYING      GRANTED TO       EXERCISE                      FOR OPTION TERM ($) (2)
                               OPTIONS/SARS    EMPLOYEES IN        PRICE         EXPIRATION    -----------------------
            NAME               GRANTED (#)     FISCAL YEAR (1)    ($/SH)            DATE           5%          10%
            ----               -----------     ---------------   ------         ----------     --------     ----------
Richard A. Dandurand (3)            50,000          25.2%           2.05         11/30/11        64,462      163,359

Ronald G. Popolizio (4)            100,000          50.4          1.3125          2/04/11        82,542      209,179

(1) The percentage is based on options granted to employees. Options for 198,500 shares were granted to employees during the 2001 fiscal year.

(2) The dollar amounts under these columns are the result of theoretical calculations at 5% and 10% rates set by the Commission, and therefore are not intended to forecast possible future appreciation, if any, in the Common Stock.

(3) Mr. Dandurand's options become exercisable as follows: 20,000 on November 30, 2002, 15,000 on November 30, 2003 and 15,000 on November 30, 2004.

(4) Mr. Popolizio's options become fully exercisable as follows: 33,333 on February 5, 2002, 33,333 on February 5, 2003 and 33,334 on February 5, 2004. The Company has agreed that Mr. Popolizio will receive annually a grant of options for at least 5,000 shares.


FISCAL YEAR-END OPTION VALUES. The following table provides certain information regarding options held by the named executive officers at December 29, 2001.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                                UNDERLYING                   IN-THE-MONEY
                                                                         UNEXERCISED OPTIONS/SARS          OPTIONS/SARS AT
                                                                           AT FISCAL YEAR-END (#)       FISCAL YEAR END ($)(1)
                                                                        ---------------------------   -------------------------
                                        SHARES ACQUIRED     VALUE
       NAME                             ON EXERCISE (#)   REALIZED ($)    EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
       ----                             ---------------   ------------  ---------------------------   -------------------------
Richard A. Dandurand                        --              --               60,000/140,000             $57,750/86,625
Ronald G. Popolizio                         --              --               62,500/100,000             $22,878/58,750

(1) Based on the last reported sale price of the common stock on December 28, 2001 less the option exercise price.

         Mr Popolizio's options above reflect the 10% stock dividend paid by the Company to all shareholders on July 1, 1998.

DIRECTORS' FEES

         In 2001, the Company paid directors who are not employees of the Company a $8,000 annual retainer and $1,000 for each non-telephonic Board of Directors or Committee meeting attended. The Board Chairman and Committee Chairmen were paid an additional $500 for each meeting chaired.

EMPLOYMENT AGREEMENTS

         Pursuant to an employment agreement with the Company, Mr. Dandurand is entitled to a minimum annual salary of $250,000 plus an annual incentive bonus determined by the Compensation Committee of the Board of Directors, a grant of options to purchase 150,000 shares of Common Stock and various other fringe benefits. Mr. Dandurand is also entitled to receive a grant of options to purchase 50,000 shares of Common Stock on December 1, 2001 contingent upon renewal of the employment agreement. The employment agreement also provides that, upon termination of employment by the Company for any reason other than death, disability or cause, Mr. Dandurand will receive severance equal to 18 months of his then base salary and all previously granted stock options will become immediately exercisable. If Mr. Dandurand's employment is terminated due to death or disability, he will be entitled to receive a prorated cash bonus for the year of termination. The original term of the employment agreement extends to December 1, 2001, subject to automatic renewal for additional one-year terms unless notice of termination is given within 45 days of the end of the then current term.

         Pursuant to an employment agreement with the Company, Mr. Popolizio is entitled to a minimum annual salary of $150,000 plus an annual incentive bonus determined by the Compensation Committee of the Board of Directors and various other fringe benefits. The agreement also provides that, upon termination of employment by the Company for any reason other than death, disability or cause, Mr. Popolizio will receive severance equal to 24 months of his then base compensation plus 2 times the average of the three highest annual bonus payments received by him during the five fiscal years prior to termination. If Mr. Popolizio's employment is terminated due to death or disability, he will receive a prorated cash bonus for the year of termination.

CHANGE OF CONTROL AGREEMENTS

         The Company entered into Change of Control Agreements with Richard A. Dandurand, the Company's Chief Executive Officer in 2000 and with Ronald G. Popolizio, the Company's Executive Vice President, Chief Financial Officer and Secretary in 1999. These agreements essentially act as springing employment agreements which provide that upon a change of control of the Company (as defined in the agreement), the executive shall continue to be employed by the Company for a period of two years for Mr. Dandurand and three years for Mr. Popolizio in the same capacities and with the same compensation and benefits as the executive was receiving prior to the change of control (all as specified in the agreements). If the executive is terminated after the change of control without cause or he quits for good reason (both as defined in the agreement), the executive is generally entitled to receive a severance payment from the Company equal to the amount of compensation to be paid to the executive under the agreement, in the case of Mr. Dandurand, for two years following termination if termination occurs during the 180-day period following a change of control and for 18 months if termination occurs thereafter during the term of the agreement and, in the case of Mr. Popolizio, for the greater of the balance of the term of the agreement or one year. A termination by the executive for any reason during the 180-day period following a change of control is deemed to be for good reason.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee consists of outside directors. During the fiscal year ended December 29, 2001, the following board members served on the Compensation Committee: Robert Gilchrist, Stephen J. Raffay and Daniel C. Tracy.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

                               SECURITY OWNERSHIP

         The following table sets forth information regarding the beneficial ownership of shares of Common Stock as of February 28, 2002 by (i) each director and named executive officer (as defined below), (ii) all directors and executive officers as a group, and (iii) each person or other entity known by the Company to beneficially own more than 5% of the outstanding Common Stock.

         The Company has determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared with spouses under applicable law. Shares of Common Stock subject to options that are either currently exercisable or exercisable within 60 days of February 28, 2002 are deemed to be outstanding and to be beneficially owned by the option holder for the purpose of computing the percentage ownership of the option holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

                                                       NUMBER OF SHARES                        PERCENT
                                                         BENEFICIALLY                            OF
NAME                                                        OWNED                               CLASS
----                                                   ----------------                        -------

EDAC Technologies Corporation
Employee Stock Ownership Plan
and Trust (1)
                                                           324,495                               7.4%
Richard A. Dandurand (2)                                    74,816                               1.7

Robert J. Gilchrist (2)                                     65,441                               1.5

John Kucharik (2)                                           14,197                                 *

Ronald G. Popolizio (1)(2)                                 435,732                               9.8

Stephen J. Raffay (2)                                       13,000                                 *

Daniel C. Tracy (2)                                         39,719                                 *

William B. Bayne Jr.                                       308,000                               7.0

John Moses                                                 541,190                              12.3

Francis W. Moskey (1)                                      419,846                               9.6

Glenn L. Purple (1)(2)                                     347,252                               7.9

All Directors and Executive
Officers as a group (6 persons)
(1)(2)                                                     642,905                              13.9

----------------------

*        Represents beneficial ownership of less than 1%.

(1) Consists of 324,495 shares owned by the EDAC Technologies Corporation Employee Stock Ownership Plan (the "ESOP"). Voting power is subject to the direction of the ESOP participants for all allocated shares, and the Trustees of the ESOP may only vote such shares if a participant fails to direct the voting of the shares allocated to his or her account. As of February 28, 2002, all of the 324,495 shares owned by the ESOP had been allocated to participants. The Trustees of the ESOP do not have investment power as to any of the shares owned by the ESOP. The Trustees of the ESOP are as follows:

         Ronald G. Popolizio                      Glenn L. Purple
         Francis W. Moskey

(2) The number of shares shown includes the following shares which may be acquired by exercise of options which are currently exercisable or exercisable within 60 days of February 28, 2002: 60,000 as to Mr. Dandurand; 36,000 as to Mr. Gilchrist; 10,000 each as to Messrs. Kucharik and Raffay; 20,000 as to Mr. Tracy; 94,333 as to Mr. Popolizio; 4,667 as to Mr. Purple; and 230,333 as to all executive officers and directors as a group.

         The address of each of the current directors of the Company and the ESOP is the principal business address of the Company. The address of Mr. Bayne is 714 South 19th Street, Arlington, VA 22202. The address of Mr. Moses is 3616 North Albemarle Street, Arlington, VA 22207.

         The above beneficial ownership information is based upon information furnished by the specified persons and is determined in accordance with Securities and Exchange Commission Rule 13d-3, as required for purposes of this Proxy Statement. It is not necessarily to be construed as an admission of beneficial ownership for other purposes and may include shares as to which beneficial ownership is disclaimed.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf on April 29, 2002 by the undersigned, thereunto duly authorized.

                                             EDAC TECHNOLOGIES CORPORATION


                                             BY /s/Richard A. Dandurand
                                               ---------------------------------
                                                       Richard A. Dandurand,
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                                  Title                              Date

/s/Richard A. Dandurand                              Chairman and Chief                 April 29, 2002
--------------------------------------------         Executive Officer
   Richard A. Dandurand


/s/Ronald G. Popolizio                               Executive Vice President,          April 29, 2002
--------------------------------------------         Chief Financial Officer
   Ronald G. Popolizio                               and Director
                                                     (Principal Financial and
                                                     Accounting Officer)

         *                                           Director                           April 29, 2002
--------------------------------------------
    Robert J. Gilchrist

         *                                           Director                           April 29, 2002
--------------------------------------------
    John M. Kucharik

         *                                           Director                           April 29, 2002
--------------------------------------------
    Stephen J. Raffay

         *                                           Director                           April 29, 2002
--------------------------------------------
    Daniel C. Tracy

/s/Richard A. Dandurand                                                                 April 29, 2002
--------------------------------------------
*Attorney-in-Fact