Form 10-Q
period 2002-03-30
EDAC TECHNOLOGIES CORP
filed 2002-05-20
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 30, 2002
                               ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____________ to _______________


                         Commission file number: 0-14275

                          Edac Technologies Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                    39-1515599
          ---------                                    ----------
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                       Identification No.)

                  1806 New Britain Avenue, Farmington, CT 06032
             -----------------------------------------------------
                    (Address of principal executive offices)

                                 (860) 677-2603
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities' Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS:

                 On April 25, 2002 there were outstanding 4,416,038 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS





                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      March 30          December 29
                                                       2002                2001
                                                    (Unaudited)           (Note)
                                                 ---------------      -------------
ASSETS

CURRENT ASSETS:
  Cash                                           $    171,893         $   176,245
  Trade accounts receivable                         5,017,337           5,080,106
  Inventories                                       6,277,435           6,677,257
  Prepaid expenses and other                          392,350              89,069
  Refundable income taxes                             217,603             217,603
  Deferred income taxes                               909,649             909,649
                                                 ------------         -----------

           TOTAL CURRENT ASSETS                    12,986,267          13,149,929
                                                 ------------         -----------


PROPERTY, PLANT, AND EQUIPMENT                     27,209,189          27,164,002
  less-accumulated depreciation                    13,997,401          13,526,674
                                                 ------------         -----------
                                                   13,211,788          13,637,328
                                                 ------------         -----------

OTHER ASSETS:
  Goodwill                                         10,381,077          10,381,077
  Other                                                26,884              30,000
                                                 ------------         -----------

                                                 $ 36,606,016         $37,198,334
                                                 ============         ===========




Note: The balance sheet at December 29, 2001 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        March 30      December 29
                                                          2002            2001
                                                      (Unaudited)        (Note)
                                                   --------------   ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving lines of credit                        $  2,917,254     $  1,955,138
  Current portion of long-term debt
    and capital lease obligation                     18,443,325       17,409,544
  Trade accounts payable                              1,550,403        1,740,910
  Employee compensation and
         amounts withheld                             2,155,495        2,440,420
  Accrued expenses                                      816,406        1,008,798
                                                   ------------     ------------

         TOTAL CURRENT LIABILITIES                   25,882,883       24,554,810
                                                   ------------     ------------

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATION, less current portion                      252,330        1,761,235
                                                   ------------     ------------


DEFERRED INCOME TAXES                                   910,000          910,000
                                                   ------------     ------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding 4,416,038
    on March 30, 2002 and 4,346,038
    on December 29, 2001                                 11,040           10,865
Additional paid-in capital                            9,344,496        9,240,295
Retained earnings                                     1,168,252        1,684,114
                                                   ------------     ------------
                                                     10,523,788       10,935,274
Less: accumulated other
        comprehensive loss                             (962,985)        (962,985)
                                                   ------------     ------------
                                                      9,560,803        9,972,289
                                                   ------------     ------------

                                                   $ 36,606,016     $ 37,198,334
                                                   ============     ============




Note: The balance sheet at December 29, 2001 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       For the quarter ended
                                                      ----------------------
                                                    March 30,        March 31,
                                                      2002             2001
                                                  ------------     ------------
Sales                                             $  7,731,734     $ 12,327,679
Cost of sales                                        7,225,755        9,963,944
                                                  ------------     ------------
    Gross profit                                       505,979        2,363,735

Selling, general and
  administrative expenses                              982,016        1,177,512
                                                  ------------     ------------
    (Loss) income from operations                     (476,037)       1,186,223

Non-operating income
  (expense):
    Interest expense                                  (187,184)        (400,711)
    Other                                               18,359           24,286
                                                  ------------     ------------
                                                      (168,825)        (376,425)
    (Loss) income before income taxes
     and extraordinary item                           (644,862)         809,798

Benefit from (provision for)
   income taxes                                        129,000         (160,380)
                                                  ------------     ------------
(Loss) income before extraordinary gain               (515,862)         649,418

Extraordinary gain, net of tax                            -           2,822,234
                                                  ------------     ------------
    Net (loss) income                             $   (515,862)    $  3,471,652
                                                  ============     ============

Basic per common share data (Note A):
  (Loss) income before extraordinary gain              ($0.12)            $0.15
  Extraordinary gain                                      -                0.66
                                                  ------------     ------------
  Net (loss) income                                    ($0.12)            $0.81
                                                  ============     ============

Diluted per common share data (Note A):
  (Loss) income before extraordinary gain              ($0.12)            $0.14
  Extraordinary gain                                      -                0.63
                                                  ------------     ------------
  Net (loss) income                                    ($0.12)            $0.77
                                                  ============     ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                        For the quarter ended
                                     --------------------------
                                       March 30,      March 31,
                                         2002           2001
                                     -----------    -----------
Operating Activities:
  Net (loss) income                  $  (515,862)   $ 3,471,652
  Depreciation and amortization          502,167        589,960
  Forgiveness of debt                       -        (2,822,234)
  Changes in working capital items      (510,398)        22,853
  Other                                     -           (69,669)
                                     -----------    -----------
    Net cash (used in) provided by
     operating activities               (524,093)     1,192,562
                                     -----------    -----------

Investing Activities:
  Additions to property, plant
    and equipment                        (71,627)      (123,437)
  Proceeds from sales of property,
    plant and equipment                     -            32,775
  Other                                     -          (232,357)
Net cash used in                     -----------    -----------
     investing activities                (71,627)      (323,019)
                                     -----------    -----------


Financing Activities:
  Increase (decrease) in revolving
    line of credit                       962,116        (87,789)
  Payments of long-term debt            (499,402)    (2,357,665)
  Borrowings of long-term debt            24,278      2,000,000
  Proceeds from exercise of common
    stock options                        104,376         65,000
                                     -----------    -----------
    Net cash provided by (used in)
     financing activities                591,368       (380,454)
                                     -----------    -----------
(Decrease) increase in cash               (4,352)       489,089
Cash at beginning of period              176,245        246,711
                                     -----------    -----------
Cash at end of period                $   171,893    $   735,800
                                     ===========    ===========
Supplemental Disclosure of
   Cash Flow Information:
         Interest paid               $   187,325    $   401,317
   Non-Cash Transaction:
         Capital lease obligation    $      -       $   255,000


The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 30, 2002



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the quarter ending March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2001.

In 2002, certain shareholders proposed changes to the composition of the Company's board of directors. The letters and other communications from these shareholders contained certain statements which, if true, appear to have indicated that a change of control, as defined, may have occurred under certain change of control agreements with two officers of the Company. Under the change of control agreement provisions, the officers could have been entitled to maximum payments of $1,400,000 if they were to leave the Company following the change of control. In May 2002, the officers waived their rights to change of control payments related to any prior events that may have been deemed to constitute a change of control. The officers did not waive their rights to change of control payments related to any future change in control events.

The Company's sales for the first quarter of 2002 decreased 37.3% compared to the first quarter of 2001 and the Company incurred a net loss of $516,000 for the quarter ended March 30, 2002. As a result, if results of operations do not improve in subsequent periods in 2002, the Company expects that it may not be able to comply with the Fixed Charge Coverage Ratio covenant on its revolving credit and term debt facility through March 31, 2003. As of May 16, 2002, the Company is not in violation of any covenants on its revolving credit and term debt facility except for the covenant violation resulting from the issuance of a going concern opinion on the December 29, 2001 consolidated financial statements. A violation of the Fixed Charge Coverage Ratio covenant would make the debt payable on demand. The notes payable to the former lender and the mortgage loan contain cross default provisions. Accordingly, these amounts are reflected as current liabilities in the accompanying consolidated balance sheet. A default would increase the interest rates charged to the Company by 2% on both its revolving credit and term debt facility and its mortgage loan and by 5% on the note payable to the former lender. Additionally, the note payable to the former shareholders of Apex matures on January 2, 2003 and is included in the current liabilities in the March 30, 2002 consolidated balance sheet.

The Company would be unable to pay the amount classified as current liabilities if demand was made by any of the lenders which raises substantial doubt about the Company's ability to continue as a going concern. The Company is working with its lenders to renegotiate the terms and covenants under its credit facilities; however, there is no assurance that any changes will be made or that the changes will be sufficient for the Company to comply with the covenants and make scheduled payments. The Company is also working to reduce operating expenses and diversify its customer base to improve its operating results.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of March 30, 2002 and December 29, 2001, inventories consisted of the following:


                               March 30,    December 29,
                                 2002          2001
                                 ----          ----
    Raw materials           $   832,179    $ 1,313,489
    Work-in-progress          3,859,056      4,548,469
    Finished goods            1,929,317      1,849,481
                            -----------   ------------
                              6,620,552      7,711,439
    Reserve for excess
     and obsolete              (343,117)    (1,034,182)
                            -----------   ------------
    Inventories             $ 6,277,435   $  6,677,257
                            ===========   ============

During the quarter ended March 30, 2002, the Company disposed of $691,000 of obsolete inventory that had been reserved for in prior periods.

Earnings (Loss) Per Share: The number of shares used in the earnings (loss) per common share computation for the quarters ended March 30, 2002 and March 31, 2001 are as follows:

                                  For the quarter ended
                                  ---------------------
                                    March 30,  March 30,
                                     2002        2001
                                  ---------   ---------
Basic:
  Average common
  shares outstanding              4,386,038   4,307,413

Diluted:
  Dilutive effect of
  stock options                        -        197,402
                                  ---------   ---------

  Average common shares diluted   4,386,038   4,504,815
                                  =========   =========



For the quarter ended March 30, 2002, there was an additional 796,700 options outstanding but were not included in the computation of diluted earnings per share as such inclusion would be anti-dilutive. In addition, for the quarter ended March 31, 2001, options to purchase 368,200 shares of common stock of the Company were outstanding but were not included in the computation of diluted earnings per share as such inclusion would be anti-dilutive.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS No. 142 requires that goodwill be evaluated at least annually for impairment by applying a fair-value-based test and, if impairment exists, a charge to earnings be recorded. With adoption of SFAS No. 142 on December 30, 2001, the Company no longer records amortization of goodwill. Amortization expense was $0 and $71,000 for the quarters ended March 30, 2002 and March 31, 2001, respectively. Excluding the effect of the goodwill amortization net of tax, net income would have been $3,528,000 for the quarter ended March 30, 2001. The Company is required to complete the initial fair value test by June 30, 2002 to the goodwill balance as of December 29, 2001. The Company believes the initial fair value test of the goodwill of $10,381,000 reflected in the accompanying consolidated balance sheet will result in a material impairment charge on January 1, 2002. The amount of the charge has not yet been quantified.

Comprehensive (Loss) Income: Comprehensive (loss) income is the same as net
(loss) income for the quarters ended March 30, 2002 and March 31, 2001.


NOTE B -- SEGMENT INFORMATION

The following amounts are in thousands:

                                         For the quarter ended March 30, 2002
                         --------------------------------------------------------------------


                         Engineered       Precision     Precision       Apex
                         Precision       Engineered       Large        Machine
                         Components     Technologies    Machining     Tool Co.          Total
                         ----------     ------------    ---------     --------          -----
Sales from
   external
   customers               $3,354            $726         $692        $2,960          $7,732

 Segment
   profit (loss)               92           (281)         (66)         (261)           (516)


                                         For the quarter ended March 31, 2001
                         -------------------------------------------------------------------


                         Engineered       Precision     Precision       Apex
                         Precision       Engineered       Large        Machine     Extraordinary
                         Components     Technologies    Machining     Tool Co.          Gain          Total
                         ----------     -----------     ---------     --------          ----          -----
 Sales from
   external
   customers               $4,226          $1,904       $1,134       $5,064                          $12,328

 Segment
   profit                       9              81          133          427            2,822           3,472



Asset information is unavailable by segment.

NOTE C -- FINANCING ARRANGEMENTS


Long-term debt consisted of the following:

                                                                             3/30/02              12/29/01
                                                                       ---------------       ---------------
Notes payable due in 35 monthly principal installments
  of $122,734 commencing November 1, 2000
  with a balloon payment due on September 29, 2003. (1)                $     5,225,842       $     5,594,044

Mortgage due to bank in 240 monthly installments
  of $18,578 including interest. (1)                                         1,964,984             1,974,152

Note payable to former lender with principal due in
  one payment on September 29, 2004. (1,2)                                   9,462,347             9,462,347

Note payable to former shareholders of Apex Machine
  Tool Company, Inc.  Monthly principal installments of $25,000 with a balloon payment due on January 2, 2003.  Interest
 at 10.12% is paid quarterly in advance.                                     1,709,638             1,809,638

Equipment notes payable due in 36 monthly principal
  payments of $700 and $674.                                                    46,006                24,503

Capitalized lease obligations-equipment                                        286,838               306,095
                                                                       ---------------       ---------------
                                                                            18,695,655            19,170,779
Less - current portion of long-term debt                                    18,443,325            17,409,544
                                                                       ---------------       ---------------
                                                                       $       252,330       $     1,761,235
                                                                       ===============       ===============


(1) Amount is classified as current liability since the Company expects that it may not be able to comply with financial covenants during 2002 and other obligations contain cross default provisions.

(2) Amount includes $2,462,347 of estimated interest recorded in accordance with accounting for troubled debt restructurings


As of March 30, 2002, $2,917,254 was outstanding on the Company's revolving line of credit and $1,536,687 was available for additional borrowings.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales. The Company's sales in the first quarter of 2002 decreased $4,596,000 or 37.3% compared to the first quarter of 2001 from $12,327,679 to $7,731,734.

Sales and sales decreases for the three months ended March 30, 2002 compared to the three month period ended March 31, 2001 by segment were as follows (in thousands):

                                                                                       Three Months Ended
                                                                           March 30,          March 31,
           Segment                                                           2002              2001           Change
           -------                                                           ----              ----           ------
Engineered Precision Components                                             $3,354            $4,226          ($872)

Precision Engineered Technologies                                              726             1,904         (1,178)

Precision Large Machining                                                      692             1,134           (442)

Apex Machine Tool Co.                                                        2,960             5,064         (2,104)


A significant downturn in the machine tool industry accompanied by a rapid and dramatic decline in the commercial jet engine marketplace caused severe customer schedule shifting delaying shipments and reductions of orders to the Company in the first quarter of 2002 for all segments. Based on sales and orders through May 6, 2002, the Company expects to see a further decrease in sales for the second quarter of 2002 compared to both the 1st quarter of 2002 and the 2nd quarter of 2001. Our quoting activity is high, however, and we are hopeful that this signals a potential for improvement in the level of business in the second half of the year.

As of March 30, 2002, sales backlog was approximately $24,700,000 compared to $29,000,000 as of December 29, 2001. The decrease of $4,300,000 is due the downturn in the jet engine and machine tool industries causing a severe reduction in orders received by the Company. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $12,500,000 of its March 29, 2002 backlog during the remainder of the 2002 fiscal year. The remaining $12,200,000 of backlog is deliverable in the fiscal year 2003 and beyond.

Cost of Sales. Cost of sales as a percentage of sales increased in the 2002 period to 93.5% from 80.8% in the first quarter of 2001. Cost of sales as a percentage of sales increased primarily due to decreased sales levels to cover fixed manufacturing costs. In addition, a rapid and dramatic decline in the commercial jet engine marketplace caused severe schedule shifting and delays of orders which negatively impacted productivity and gross margins in the Engineered Precision Components and Precision Large Machining areas while the significant downturn in the machine tool industry negatively impacted productivity and gross margins in the Apex Machine Tool Co. and Precision Engineered Technologies areas. The Company has acted to continue the drive for productivity improvements and to reduce manufacturing costs.

Selling, General & Administrative Expenses. Selling, general and administrative costs decreased by $195,000 or 16.6% compared to the first quarter of 2001. The decrease in these costs was mainly the result of (i) decreased compensation and commissions due to lower sales levels and layoffs and (ii) decreased amortization expenses due to a new accounting standard partially offset by increased professional expenses. Operating expenses have been cut significantly in light of the lower volume.


Interest Expense. Interest expense decreased by $214,000 or 53.3% to $187,000 for the first quarter of 2002 from $401,000 for the first quarter of 2001. This is due to the significant decrease in variable interest rates charged to the Company by its lenders accompanied by lower indebtedness from the first quarter of 2001 to the first quarter of 2002. Also, as part of the troubled debt restructuring, no interest expense was recorded after February 5, 2001 on the $7,000,000 obligation to the Company's former lender.


Liquidity and Capital Resources.

In 2002, certain shareholders proposed changes to the composition of the Company's board of directors. The letters and other communications from these shareholders contained certain statements which, if true, appear to have indicated that a change of control, as defined, may have occurred under certain change of control agreements with two officers of the Company. Under the change of control agreement provisions, the officers could have been entitled to maximum payments of $1,400,000 if they were to leave the Company following the change of control. In May 2002, the officers waived their rights to change of control payments related to any prior events that may have been deemed to constitute a change of control. The officers did not waive their rights to change of control payments related to any future change in control events.

The Company's sales for the first quarter of 2002 decreased 37.3% compared to the first quarter of 2001 and the Company incurred a net loss of $516,000 for the quarter ended March 30, 2002. As a result, if results of operations do not improve in subsequent periods in 2002, the Company expects that it may not be able to comply with the Fixed Charge Coverage Ratio covenant on its revolving credit and term debt facility through March 31, 2003. As of May 16, 2002, the Company is not in violation of any covenants on its revolving credit and term debt facility except for the covenant violation resulting from the issuance of a going concern opinion on the December 29, 2001 consolidated financial statements. A violation of the Fixed Charge Coverage Ratio covenant would make the debt payable on demand. The notes payable to the former lender and the mortgage loan contain cross default provisions. Accordingly, these amounts are reflected as current liabilities in the accompanying consolidated balance sheet. A default would increase the interest rates charged to the Company by 2% on both its revolving credit and term debt facility and its mortgage loan and by 5% on the note payable to the former lender. Additionally, the note payable to the former shareholders of Apex matures on January 2, 2003 and is included in the current liabilities in the March 30, 2002 consolidated balance sheet. The Company would be unable to pay the amount classified as current liabilities if demand was made by any of the lenders which raises substantial doubt about the Company's ability to continue as a going concern. The Company is working with its lenders to renegotiate the terms and covenants under its credit facilities; however, there is no assurance that any changes will be made or that the changes will be sufficient for the Company to comply with the covenants and make scheduled payments. The Company is also working to reduce operating expenses and diversify its customer base to improve its operating results.

If results of operations do not improve in subsequent periods in 2002, the Company will experience cash flow difficulties which would adversely affect the Company's ability to make payments on the Company's obligations as they become due.

As of March 30, 2002, the Company's current liabilities exceed its current assets by $12,896,616 as a result of the debt classified as current liabilities as discussed above. As of March 30, 2002, $2,917,254 was outstanding on the Company's revolving line of credit and $1,536,687 was available for additional borrowings. As discussed above, the Company is working with its lenders to renegotiate the terms and covenants under its credit facilities.

Net cash used in operating activities of $524,000 for the three months ended March 30, 2002, resulted primarily from the net loss and lower accounts payable, employee compensation and accrued expenses offset partially by lower inventories.

Net cash used in investing activities of $72,000 for the three months ended March 30, 2002, consisted primarily of expenditures for machinery and computer equipment.

Net cash provided by financing activities of $591,000 for the three months ended March 30, 2002, resulted from borrowings on the Company's revolving line of credit and proceeds from the exercise of common stock options, partially offset by bank repayments.

All statements other than historical statements contained in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the adequacy of the Company's revolving credit facility and other sources of capital; the Company's ability to comply with the financial covenants in its credit facility and its ability to continue as a going concern if it is unable to comply with such covenants; and other factors discussed in this report and in the Company's annual report on Form 10-K for the year ended December 29, 2001. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1   Edac's Amended and Restated Articles of
               Incorporation

         3.2   Edac's Amended and Restated By-laws




(b)      Reports on Form 8-K

         Form 8-K dated February 25, 2002, filed with the SEC on March 1, 2002 to report pursuant to item 6 the resignation of Joseph P. Lebel from Edac's Board of Directors.

         Form 8-K dated February 19, 2002, filed with the SEC on February 22, 2002 to report pursuant to Item 5 the adoption of Edac's Amended and Restated By-laws.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EDAC TECHNOLOGIES CORPORATION


May 17, 2002                       By /s/ Ronald G. Popolizio
                                   ----------------------------------
                                   Ronald G. Popolizio, Chief Financial
                                   Officer and duly authorized officer

                                  EXHIBIT INDEX



                                                                 Page Number
                                                                in Sequential
NUMBER            DESCRIPTION                                  Numbering System
------            -----------                                  ----------------
3.1      Edac's Amended and Restated Articles of                    (1)
          Incorporation

3.2      Edac's Amended and Restated By-laws                        (2)





(1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission file
         No. 2-99491, Amendment No.1.

(2) Exhibit incorporated by reference to the Company's Report on Form 8-K dated February 19, 2002.