Form 10-Q
period 2002-06-29
EDAC TECHNOLOGIES CORP
filed 2002-08-13
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 29, 2002
                               ----------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

                  On July 29, 2002 there were outstanding 4,416,038 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS



                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                      June 29,      December 29,
                                       2002             2001
                                    -----------     -----------
ASSETS

CURRENT ASSETS:
  Cash                              $   333,645     $   176,245
  Trade accounts receivable           3,336,205       5,080,106
  Inventories, net                    6,249,753       6,677,257
  Prepaid expenses and other            208,272          89,069
  Refundable income taxes                  --           217,603
  Deferred income taxes                 909,649         909,649
                                    -----------     -----------

           TOTAL CURRENT ASSETS      11,037,524      13,149,929
                                    -----------     -----------


PROPERTY, PLANT, AND EQUIPMENT       27,162,689      27,164,002
 less-accumulated depreciation       14,437,314      13,526,674
                                    -----------     -----------
                                     12,725,375      13,637,328
                                    -----------     -----------

OTHER ASSETS:
 Goodwill, net (Note B)              10,381,077      10,381,077
 Other                                   20,000          30,000
                                    -----------     -----------

                                    $34,163,976     $37,198,334
                                    ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                               June 29,        December 29,
                                                 2002              2001
                                             ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                   $  1,773,428      $  1,955,138
  Current portion of long-term debt
    and capital lease obligation               17,975,055        17,409,544
  Trade accounts payable                        2,002,161         1,740,910
  Employee compensation and
         amounts withheld                       1,782,872         2,440,420
  Accrued expenses                                550,313         1,008,798
                                             ------------      ------------

         TOTAL CURRENT LIABILITIES             24,083,829        24,554,810
                                             ------------      ------------

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATION, less current portion                221,401         1,761,235
                                             ------------      ------------


DEFERRED INCOME TAXES                             910,000           910,000
                                             ------------      ------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding 4,416,038
    on June 29, 2002 and 4,346,038
    on December 29, 2001                           11,040            10,865
  Additional paid-in capital                    9,344,496         9,240,295
  Retained earnings                               556,195         1,684,114
                                             ------------      ------------
                                                9,911,731        10,935,274
  Less: accumulated other
          comprehensive loss                     (962,985)         (962,985)
                                             ------------      ------------
                                                8,948,746         9,972,289
                                             ------------      ------------

                                             $ 34,163,976      $ 37,198,334
                                             ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              For the three months ended           For the six months ended
                                            ------------------------------      ------------------------------
                                              June 29,          June 30,          June 29,          June 30,
                                                2002              2001              2002              2001
                                            ------------      ------------      ------------      ------------
Sales                                       $  6,274,246      $ 11,280,838      $ 14,005,980      $ 23,608,517
Cost of sales                                  5,943,904         9,203,768        13,169,659        19,167,712
                                            ------------      ------------      ------------      ------------
    Gross profit                                 330,342         2,077,070           836,321         4,440,805

Selling, general and
  and administrative
  expenses                                       923,956         1,561,481         1,905,972         2,738,993
                                            ------------      ------------      ------------      ------------

(Loss) income
   from operations                              (593,614)          515,589        (1,069,651)        1,701,812

Non-operating income
  (expense):
         Interest expense                       (186,232)         (284,744)         (373,416)         (685,455)
         Other                                    14,197            (1,037)           32,556            23,249
                                            ------------      ------------      ------------      ------------
                                                (172,035)         (285,781)         (340,860)         (662,206)
(Loss) income before
  income taxes and
  extraordinary gain                            (765,649)          229,808        (1,410,511)        1,039,606

Benefit from (provision
  for) income taxes                              153,592           (45,238)          282,592          (205,618)
                                            ------------      ------------      ------------      ------------

(Loss) income before
  extraordinary gain                            (612,057)          184,570        (1,127,919)          833,988

Extraordinary gain
  net of tax                                        --                --                --           2,822,234
                                            ------------      ------------      ------------      ------------

Net (loss) income                           $   (612,057)     $    184,570      $ (1,127,919)     $  3,656,222
                                            ============      ============      ============      ============


Basic per common share data (Note B):
  (Loss) income before
    extraordinary gain                      $      (0.14)     $       0.04      $      (0.26)     $       0.19
  Extraordinary gain                                --                --                --                0.66
                                            ------------      ------------      ------------      ------------
  Net (loss) income                         $      (0.14)     $       0.04      $      (0.26)     $       0.85
                                            ============      ============      ============      ============


Diluted per common share data (Note B):
  (Loss) income before
    extraordinary gain                      $      (0.14)     $       0.04      $      (0.26)     $       0.18
  Extraordinary gain                                --                --                --                0.62
                                            ------------      ------------      ------------      ------------
  Net (loss) income                         $      (0.14)     $       0.04      $      (0.26)     $       0.80
                                            ============      ============      ============      ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                         For the six months ended
                                       ----------------------------
                                         June 29,         June 30,
                                           2002             2001
                                       -----------      -----------
Operating Activities:
  Net (loss) income                    $(1,127,919)     $ 3,656,222
  Depreciation and amortization          1,004,332        1,183,332
  Forgiveness of debt                         --         (2,822,234)
  Changes in working capital items       1,415,023       (1,038,496)
  Other                                    (41,025)        (126,332)
                                       -----------      -----------
    Net cash provided by
     operating activities                1,250,411          852,492
                                       -----------      -----------

Investing Activities:
  Additions to property, plant
    and equipment                          (94,754)        (166,057)
  Proceeds from sales of property,
    plant and equipment                     53,400           34,275
  Other                                       --            (71,848)
                                       -----------      -----------
Net cash used in
     investing activities                  (41,354)        (203,630)
                                       -----------      -----------


Financing Activities:
  (Decrease) increase in revolving
    line of credit                        (181,710)         136,637
  Payments of long-term debt              (998,601)      (2,838,964)
  Borrowings of long-term debt              24,278        2,000,000
  Proceeds from exercise of common
    stock options                          104,376           78,548
                                       -----------      -----------
    Net cash used in
     financing activities               (1,051,657)        (623,779)
                                       -----------      -----------

Net increase in cash                       157,400           25,083
Cash at beginning of period                176,245          246,711
                                       -----------      -----------

Cash at end of period                  $   333,645      $   271,794
                                       ===========      ===========

Supplemental Disclosure of
   Cash Flow Information:
         Interest paid                 $   371,777      $   710,145
     Income taxes paid                        --        $   510,000
   Non-Cash Transaction:
         Capital lease obligation      $      --        $   255,000


The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 29, 2002

NOTE A -- OPERATING ENVIRONMENT

On June 4, 2002, the Company was notified by its lender that an event of default had occurred on its revolving credit and term loans as a result of the issuance of a going concern opinion on the Company's December 29, 2001 consolidated financial statements. The default notification increased the interest rates charged to the Company by 1% effective June 1, 2002. The Company's lender is also requiring the Company to retain a consultant from a list supplied by the lender. As of July 31, 2002, the Company is not in violation of any other covenants on its revolving credit and term debt facility. However, the Company's sales for the six months ended June 29, 2002 decreased 40.7% compared to the six months ended June 30, 2001 and the Company incurred a net loss of $1,128,000 for the six months ended June 29, 2002. As a result, if results of operations do not improve in subsequent periods in 2002, the Company expects that it will not comply with the fixed charge coverage ratio covenant on its revolving credit and term debt facility through December 28, 2002.

The notes payable to the former lender and the mortgage loan contain cross default provisions with the revolving credit and term loans in default. Accordingly, these amounts are reflected as current liabilities in the accompanying consolidated balance sheet. Because of the default on the revolving credit and term loans, interest rates charged to the Company could increase by 2% on its mortgage loan and by 5% on the note payable to the former lender. As of July 31, 2002, the lenders have not notified the Company that the default rates will go into effect. The note payable to the former shareholders of Apex matures on January 2, 2003 and is included in current liabilities in the June 29, 2002 consolidated balance sheet. The Company would be unable to pay the amount classified as current liabilities if demand was made by any of the lenders which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company is working with its lenders to renegotiate the terms and covenants under its credit facilities; however, there is no assurance that any changes will be made or that the changes will be sufficient for the Company to comply with the covenants and make scheduled payments. The Company is also working to reduce operating expenses and diversify its customer base to improve its operating results.

On July 29, 2002, Richard A. Dandurand, the Company's Chairman and Chief Executive Officer resigned. Dominick A. Pagano has been appointed CEO and President of the Company. Daniel C. Tracy has assumed the position of Chairman of the Company. Mr. Dandurand will receive $104,167 payable over 5 months in equal installments beginning on August 1, 2002. The date by which Mr. Dandurand has to exercise 60,000 vested stock options was extended until March 31, 2003. The Company will record a charge in the quarter ending September 28, 2002 related to Mr. Dandurand's resignation.

NOTE B -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2001.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of June 29, 2002 and December 29, 2001, inventories consisted of the following:


                                   June 29,       December 29,
                                     2002             2001
                                 -----------      -----------
          Raw materials          $   804,620      $ 1,313,489
          Work-in-progress         4,025,506        4,548,469
          Finished goods           1,977,293        1,849,481
                                 -----------      -----------
                                   6,807,419        7,711,439
          Reserve for excess
           and obsolete             (557,666)      (1,034,182)
                                 -----------      -----------
          Inventories            $ 6,249,753      $ 6,677,257
                                 ===========      ===========

During the quarter ended March 30, 2002, the Company disposed of $691,000 of obsolete inventory that had been reserved for in prior periods.

In April 2002, the Company's largest customer notified the Company to delay work and delivery on a significant portion of the Company's inventory due to its reduced requirements. The Company is in discussions with the customer to receive payment for the inventory.

Earnings (Loss) Per Share: The number of shares used in the earnings (loss) per common share computation for the three and six month periods ended June 29, 2002 and June 30, 2001 are as follows:

                                           For the three months ended             For the six months ended
                                          ----------------------------          ----------------------------
                                           June 29,           June 30,           June 29,           June 30,
                                             2002               2001               2002               2001
                                          ---------          ---------          ---------          ---------
          Basic:
            Average common
              shares outstanding          4,416,038          4,340,385          4,401,038          4,323,899

          Diluted:
            Dilutive effect of
              stock options                    --              298,900               --              255,839
                                          ---------          ---------          ---------          ---------
            Average common
            shares diluted                4,416,038          4,639,285          4,401,038          4,579,738
                                          =========          =========          =========          =========

For the three and six month periods ended June 29, 2002, there were an additional 782,700 options outstanding, which were not included in the computation of diluted earnings per share as such inclusion would be anti-dilutive. In addition, for the three and six month periods ended June 30, 2001, options to purchase 316,700 shares of common stock of the Company were outstanding, which were not included in the computation of diluted earnings per share as such inclusion would be anti-dilutive.

New Accounting Standards: In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS No. 142 requires that goodwill be evaluated at least annually for impairment by applying a fair-value-based test and, if impairment exists, a charge to earnings be recorded. During the quarter ended June 29, 2002, the Company completed the initial fair value test of the goodwill balance as of December 30, 2001. The first step of the initial fair value test indicates that the goodwill of $10,381,000, as of December 30, 2001, related to Apex is impaired due to a decline in Apex's results of operations and market conditions since the Apex acquisition in 1998. Accordingly, the Company will complete the remainder of the test prior to December 28, 2002 and record the resulting impairment charge as a cumulative effect of a change in accounting principle during 2002. The Company has not yet quantified the charge, but expects the charge to be material.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. A reconciliation follows of the net income and income per share reported in the accompanying Condensed Consolidated Statements of Operations to the pro forma amounts adjusted for the exclusion of goodwill amortization, net of related tax effect. The pro forma results reflecting the exclusion of goodwill amortization have been prepared only to demonstrate the impact of goodwill amortization on net income and net income per share and are for comparative purposes only.

                                             Three Months     Six Months
                                                Ended            Ended
                                            June 30, 2001   June 30, 2001
                                            -------------   -------------
          Reported net income                  $     185      $   3,656
          Add: Goodwill amortization
                 net of income tax                    56            113
                                               ---------      ---------
            Adjusted net income                $     241      $   3,769
                                               =========      =========

          Net income per basic share:
            Reported net income                $    0.04      $    0.85
            Add - Goodwill amortization
                   net of income tax                0.01           0.02
                                               ---------      ---------
            Adjusted net income                $    0.05      $    0.87
                                               =========      =========

          Net income per diluted share:
            Reported net income                $    0.04      $    0.80
            Add - Goodwill amortization
                   net of income tax                0.01           0.02
                                               ---------      ---------
            Adjusted net income                $    0.05      $    0.82
                                               =========      =========

In April 2002, the FASB issued Statement of Financial Accounting Standard
No. 145, "Rescission of FASB Statements No. 4,44,and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds SFAS
No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 will result in the reclassification of the extraordinary gain, net of tax of $2.8 million in 2001.

In June 2002,the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146, nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Company is in the process of determining the effect of the adoption of SFAS No. 146 on the Company's consolidated financial statements.

Comprehensive (Loss) Income: Comprehensive (loss) income is the same as net
(loss) income for the three and six month periods ended June 29, 2002 and June 30, 2001.

NOTE C -- SEGMENT INFORMATION

The following amounts are in thousands:

                                                   For the three months ended June 29, 2002
                                  -------------------------------------------------------------------------------
                                  Engineered       Precision        Precision           Apex
                                  Precision       Engineered          Large            Machine
                                  Components     Technologies       Machining          Tool Co.          Total
                                  ----------     ------------       ---------          --------          -----
          Sales to external
            customers              $  2,320         $    438         $    540         $  2,976         $  6,274

          Segment
            profit (loss)              (260)            (168)             (44)            (140)            (612)

                                                   For the three months ended June 30, 2001
                                  -------------------------------------------------------------------------------
                                  Engineered       Precision        Precision           Apex
                                  Precision       Engineered          Large            Machine
                                  Components     Technologies       Machining          Tool Co.          Total
                                  ----------     ------------       ---------          --------          -----
          Sales to external
            customers              $  4,277         $  1,982         $  1,195         $  3,827         $ 11,281

          Segment
            Profit (loss)              (156)             110              168               63              185

                                                   For the six months ended June 29, 2002
                                  -------------------------------------------------------------------------------
                                  Engineered       Precision        Precision           Apex
                                  Precision       Engineered          Large            Machine
                                  Components     Technologies       Machining          Tool Co.          Total
                                  ----------     ------------       ---------          --------          -----
          Sales to external
            customers              $  5,673         $  1,164         $  1,232         $  5,937         $ 14,006

          Segment
            profit (loss)              (169)            (449)            (110)            (400)          (1,128)


                                                             For the six months ended June 30, 2001
                                  -----------------------------------------------------------------------------------------------
                                  Engineered       Precision        Precision           Apex
                                  Precision       Engineered          Large            Machine      Extraordinary
                                  Components     Technologies       Machining          Tool Co.          Gain             Total
                                  ----------     ------------       ---------          --------         -----             -----
          Sales to external
            customers              $  8,504         $  3,886         $  2,329         $  8,890                          $ 23,609

          Segment
            profit (loss)              (147)             190              302              489        $   2,822            3,656


Asset information is unavailable by segment.

NOTE D -- FINANCING ARRANGEMENTS


Long-term debt consisted of the following:

                                                                      June 29, 2002    December 29, 2001
                                                                      -------------    -----------------
Notes payable due in 35 monthly principal installments
  of $122,734 commencing November 1, 2000
  with a balloon payment due on September 29, 2003. (1)                $ 4,807,064        $ 5,594,044

Mortgage due to bank in 240 monthly installments
  of $18,578 including interest. (1)                                     1,956,120          1,974,152

Note payable to former lender with principal due in
  one payment on September 29, 2004. (1,2)                               9,462,347          9,462,347

Note payable to former shareholders of Apex Machine
  Tool Company, Inc.  Monthly principal installments of $25,000 with a balloon payment due on January 2, 2003.  Interest
  at 10.12% is paid quarterly in advance.                                1,659,638          1,809,638

Equipment notes payable due in 36 monthly principal
  payments of $700 and $674.                                                39,834
                                                                                               24,503

Capital lease obligations-equipment                                        271,453            306,095
                                                                       -----------        -----------
                                                                        18,196,456         19,170,779
Less - current portion of long-term debt                                17,975,055         17,409,544
                                                                       -----------        -----------
                                                                       $   221,401        $ 1,761,235
                                                                       ===========        ===========

  (1) Amount is classified as current liability since the Company has been notified of a default event on notes payable due in 2003 and mortgage loan and note payable to the former lender contain cross default provisions. See Note A.

  (2) Amount includes $2,462,347 of estimated interest recorded in accordance with accounting for troubled debt restructurings. Interest is due on September 29, 2002, and is included in current liabilities. As discussed in Note A, effective June 1, 2002, the default interest rates went into effect on the Company's revolving and term loans. Due to cross default provisions, default interest rates may also go into effect on the note payable to the former lender and on the mortgage loan.

As a result of the default on the Company's revolving and term loans, the lender reduced the borrowing availability on June 4, 2002 by $350,000, and intends to make reductions of $175,000 on July 31, 2002 and $175,000 on August 30, 2002. As of June 29, 2002, $1,773,428 was outstanding on the Company's revolving line of credit and $1,811,637 was available for additional borrowings after giving effect to the $350,000 initial reduction in borrowing availability.

The note payable to the former shareholders of Apex Machine Tool Company Inc. has been amended to provide for a moratorium on six principal payments that would have been due over the six month period commencing July 1, 2002. In July of 2002 a $25,000 penalty was paid in accordance with the note since the entire principal had not been paid as of June 30, 2002, resulting in a charge to interest expense of $25,000 in the second quarter of 2002. The remaining terms of the note have not changed and the note is due in full on January 3, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales. The Company's sales decreased $5,007,000, or 44.4%, and by $9,603,000, or 40.7%, for the three and six months ended June 29, 2002 compared to the three and six months ended June 30, 2001.

Sales and sales decreases for the three and six month periods ended June 29, 2002 compared to the three and six month periods ended June 30, 2001 by segment were as follows (in thousands):

                                                For the Three Months Ended
                                                --------------------------
                                         June 29,       June 30,
         Segment                          2002            2001          Change
         -------                          ----            ----          ------
Engineered Precision Components          $ 2,320        $ 4,277        ($1,957)

Precision Engineered Technologies            438          1,982         (1,544)

Precision Large Machining                    540          1,195           (655)

Apex Machine Tool Co.                      2,976          3,827           (851)

                                                For the Six Months Ended
                                                ------------------------
                                         June 29,       June 30,
         Segment                          2002            2001          Change
         -------                          ----            ----          ------
Engineered Precision Components          $ 5,673        $ 8,504        ($2,831)

Precision Engineered Technologies          1,164          3,886         (2,722)

Precision Large Machining                  1,232          2,329         (1,097)

Apex Machine Tool Co.                      5,937          8,890         (2,953)


A significant downturn in the machine tool industry accompanied by a rapid and dramatic decline in the commercial jet engine marketplace caused severe customer schedule shifting delaying shipments and reductions of orders to the Company in the first six months of 2002 for all segments.

As of June 29, 2002, sales backlog was approximately $25,200,000 compared to $29,000,000 as of December 29,2001. The decrease of $3,800,000 is due the downturn in the jet engine and machine tool industries causing a severe reduction in orders received by the Company. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $8,200,000 of its June 29, 2002 backlog during the remainder of the 2002 fiscal year. The remaining $17,000,000 of backlog is deliverable in the fiscal year 2003 and beyond.

Cost of Sales. Cost of sales as a percentage of sales increased in the 2002 period to 94.7% from 81.6% and to 94.0% from 81.2% for the three and six month periods ended June 29, 2002 compared to the three and six month periods ended June 30, 2001. Cost of sales as a percentage of sales increased primarily due to decreased sales levels to cover fixed manufacturing costs. In addition, a rapid and dramatic decline in the commercial jet engine marketplace caused severe schedule shifting and delays of orders which negatively impacted productivity and gross margins in the Engineered Precision Components and Precision Large Machining areas while the significant downturn in the machine tool industry negatively impacted productivity and gross margins in the Apex Machine Tool Co. and Precision Engineered Technologies areas. The Company has acted to continue the drive for productivity improvements and to reduce manufacturing costs.

Selling, General & Administrative Expenses. Selling, general and administrative costs decreased by $637,000, or 40.8%, and by $833,000, or 30.4%, for the three and six month periods ended June 29, 2002 compared to the three and six month periods ended June 30, 2001. The decrease in these costs for the six month period was mainly the result of a $383,000 decrease in compensation and commissions due to lower sales levels and layoffs and a $142,000 decrease in goodwill amortization expenses due to a new accounting standard which decreases were partially offset by a $163,000 increase in professional expenses. The decrease for the three and six month periods was also due to costs of $451,000 incurred in the 2001 periods associated with the terminated sale of the Company's Engineered Precision Components division.

Interest Expense. Interest expense decreased by $99,000 or 34.6% and by $312,000 or 45.5% for the three and six months ended June 29, 2002. This is due to the significant decrease in variable interest rates charged to the Company by its lenders accompanied by lower indebtedness from the first six months of 2001 to the first six months of 2002.

Interest expense for future periods will be impacted by default interest rates. Effective June 1, 2002, the default interest rates went into effect on the Company's revolving and term loans increasing the interest rates charged to the Company by 1%. Due to cross default provisions, default interest rates of up to 5% on the note payable to the former lender and up to 2% on the mortgage loan may also go into effect.

Liquidity and Capital Resources.

On June 4, 2002, the Company was notified by its lender that an event of default had occurred on its revolving credit and term loans as a result of the issuance of a going concern opinion on the Company's December 29, 2001 consolidated financial statements. The default notification increased the interest rates charged to the Company by 1% effective June 1, 2002. The Company's lender is also requiring the Company to retain a consultant from a list supplied by the lender. As of July 31, 2002, the Company is not in violation of any other covenants on its revolving credit and term debt facility. However, the Company's sales for the six months ended June 29, 2002 decreased 40.7% compared to the six months ended June 30, 2001 and the Company incurred a net loss of $1,128,000 for the six months ended June 29, 2002. As a result, if results of operations do not improve in subsequent periods in 2002, the Company expects that it will not comply with the fixed charge coverage ratio covenant on its revolving credit and term debt facility through December 28, 2002.

The notes payable to the former lender and the mortgage loan contain cross default provisions with the revolving credit and term loans in default. Accordingly, these amounts are reflected as current liabilities in the accompanying consolidated balance sheet. Because of the default on the revolving credit and term loans, interest rates charged to the Company could increase by 2% on its mortgage loan and by 5% on the note payable to the former lender. The note payable to the former shareholders of Apex matures on January 2, 2003 and is included in current liabilities in the June 29, 2002 consolidated balance sheet. The Company would be unable to pay the amount classified as current liabilities if demand was made by any of the lenders which raises substantial doubt about the Company's ability to continue as a going concern. The Company is working with its lenders to renegotiate the terms and covenants under its credit facilities; however, there is no assurance that any changes will be made or that the changes will be sufficient for the Company to comply with the covenants and make scheduled payments. The Company is also working to reduce operating expenses and diversify its customer base to improve its sales and operating results.

The note payable to the former shareholders of Apex Machine Tool Company Inc. has been amended to provide for a moratorium on six principal payments that would have been due over the six month period commencing July 1, 2002. In July of 2002 a $25,000 penalty was paid in accordance with the note since the entire principal had not been paid as of June 30, 2002, resulting in a charge to interest expense of $25,000 in the second quarter of 2002. The remaining terms of the note have not changed and the note is due in full on January 3, 2003.

In April 2002, the Company's largest customer notified the Company to delay work and delivery on a significant portion of the Company's inventory due to its reduced requirements. The Company is in discussions with the customer to receive payment for the inventory.

If results of operations do not improve in subsequent periods in 2002, the Company will experience cash flow difficulties which would adversely affect the Company's ability to make payments on the Company's obligations as they become due.

As of June 29, 2002, the Company's current liabilities exceed its current assets by $13,046,305 as a result of the debt classified as current liabilities as discussed above. As a result of the default on the Company's revolving and term loans, the lender reduced the borrowing availability on June 4, 2002 of $350,000, and intends to make reductions of $175,000 on July 31, 2002 and $175,000 on August 30, 2002. As of June 29, 2002, $1,773,428 was outstanding on the Company's revolving line of credit and $1,811,637 was available for additional borrowings after giving effect to the $350,000 initial reduction in borrowing availability. As discussed above, the Company would be unable to pay the amounts in default if demand was made by any of the lenders and is working with its lenders to renegotiate the terms and covenants under its credit facilities.

Net cash provided by operating activities of $1,250,000 for the six months ended June 29, 2002, resulted primarily from lower receivables and inventory amounts partially offset by lower accrued expenses and employee compensation.

Net cash used in investing activities of $41,000 for the six months ended June 29, 2002, consisted primarily of expenditures for machinery and computer equipment.

Net cash used by financing activities of $1,052,000 for the six months ended June 29, 2002, resulted from repayments on the Company's revolving line of credit and term debt, partially offset by proceeds from the exercise of common stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 29, 2002 there have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of December 29, 2001 in the Company's Form 10-K.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Edac's Amended and Restated Articles of Incorporation

         3.2      Edac's Amended and Restated By-laws

         10.1 Letter dated May 14, 2002 regarding the Change of Control Agreement dated January 29, 1999 between Edac and Ronald G. Popolizio.

         10.2 Letter dated May 14, 2002 regarding the Change of Control Agreement dated December 1, 2000 between Edac and Richard A. Dandurand.

         10.3 Form of Agreements regarding Indemnification between Edac and each of its directors and executive officers.

(b)      Reports on Form 8-K

         Form 8-K dated April 26, 2002, filed with the SEC on May 3, 2002 to report pursuant to Item 6 the resignation of Dominick Pagano from Edac's Board of Directors

         Form 8-K dated May 16, 2002, filed with the SEC on May 21, 2002 to report pursuant to Item 4 the change in auditors for the year ending December 28, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EDAC TECHNOLOGIES CORPORATION


August 13, 2002                    By /s/ Ronald G. Popolizio
                                   --------------------------------------------
                                   Ronald G. Popolizio, Chief Financial
                                   Officer and duly authorized officer

                                  EXHIBIT INDEX



                                                                                        Page Number
                                                                                       in Sequential
NUMBER                             DESCRIPTION                                        Numbering System
------                             -----------                                        ----------------
3.1               Edac's Amended and Restated Articles of Incorporation                      (1)

3.2               Edac's Amended and Restated By-laws                                        (2)

10.1 Letter dated May 14, 2002 regarding the Change of Control Agreement dated January 29, 1999 between Edac and Ronald G. Popolizio.

10.2 Letter dated May 14, 2002 regarding the Change of Control Agreement dated December 1, 2000 between Edac and Richard A. Dandurand.

10.3              Form of Agreements regarding Indemnification between
                  Edac and each of its directors and executive officers.


(1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2) Exhibit incorporated by reference to the Company's Current Report on Form 8-K dated February 19, 2002.