Form 10-Q
period 2002-09-28
EDAC TECHNOLOGIES CORP
filed 2002-11-18
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002


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

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities' Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

                  On October 30, 2002 there were outstanding 4,416,038 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS


                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                 September 28,           December 29,
                                                    2002                     2001
                                                 -----------             -------------
ASSETS

CURRENT ASSETS:
  Cash ...........................               $    77,269               $   176,245

  Trade accounts receivable, net
   of reserve of $297,815 at
   September 28, 2002 and $332,000
   at December 29, 2001 ..........                 2,931,800                 5,080,106
  Inventories, net ...............                 5,764,265                 6,677,257
  Prepaid expenses and other .....                   127,076                    89,069
  Refundable income taxes ........                   457,118                   217,603
  Deferred income taxes ..........                   909,649                   909,649
                                                 -----------               -----------

           TOTAL CURRENT ASSETS ..                10,267,177                13,149,929
                                                 -----------               -----------


PROPERTY, PLANT, AND EQUIPMENT ...                26,808,328                27,164,002
 less-accumulated depreciation ...                14,572,189                13,526,674
                                                 -----------               -----------
                                                  12,236,139                13,637,328
                                                 -----------               -----------

OTHER ASSETS:
 Goodwill, net (Notes B and E) ...                      --                  10,381,077
 Other ...........................                    15,000                    30,000
                                                 -----------               -----------

                                                 $22,518,316               $37,198,334
                                                 ===========               ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      September 28,                 December 29,
                                                           2002                        2001
                                                      --------------               --------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Revolving line of credit .............               $  1,377,249                $  1,955,138
  Current portion of long-term debt
    and capital lease obligations ......                 17,597,521                  17,409,544
  Trade accounts payable ...............                  2,144,546                   1,740,910
  Employee compensation and
         amounts withheld ..............                  1,673,875                   2,440,420
  Accrued expenses .....................                    749,176                   1,008,798
                                                       ------------                ------------

         TOTAL CURRENT LIABILITIES .....                 23,542,367                  24,554,810
                                                       ------------                ------------

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS, less current portion ....                    198,721                   1,761,235
                                                       ------------                ------------


DEFERRED INCOME TAXES ..................                    910,000                     910,000
                                                       ------------                ------------

SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued and outstanding 4,416,038
    on September 28, 2002 and 4,346,038
    on December 29, 2001 ...............                     11,040                      10,865
  Additional paid-in capital ...........                  9,349,980                   9,240,295
  (Accumulated deficit)
     retained earnings .................                (10,530,807)                  1,684,114
                                                       ------------                ------------
                                                         (1,169,787)                 10,935,274
  Less: accumulated other
          comprehensive loss ...........                   (962,985)                   (962,985)
                                                       ------------                ------------
                                                         (2,132,772)                  9,972,289
                                                       ------------                ------------

                                                       $ 22,518,316                $ 37,198,334
                                                       ============                ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      FOR THE THREE MONTHS ENDED                    FOR THE NINE MONTHS ENDED
                                                 -------------------------------------         ------------------------------------
                                                 SEPTEMBER 28,          SEPTEMBER 29,          SEPTEMBER 28,          SEPTEMBER 29,
                                                     2002                  2001                   2002                    2001
                                                 -------------          -------------          -------------          -------------
Sales .................................          $  5,797,981           $ 10,753,279           $ 19,803,961           $ 34,361,796
Cost of sales .........................             5,487,903              9,033,130             18,657,562             28,200,842
                                                 ------------           ------------           ------------           ------------
    Gross profit ......................               310,078              1,720,149              1,146,399              6,160,954

Selling, general and
  and administrative
  expenses ............................             1,004,425              1,022,271              2,910,397              3,761,264
                                                 ------------           ------------           ------------           ------------

(Loss) income
   from operations ....................              (694,347)               697,878             (1,763,998)             2,399,690

Non-operating income
  (expense):
         Interest expense .............              (188,437)              (250,053)              (561,853)              (935,508)
         Other ........................                   962                 76,485                 33,518                 99,734
                                                 ------------           ------------           ------------           ------------
                                                     (187,475)              (173,568)              (528,335)              (835,774)
(Loss) income before
  income taxes, extraordinary
  item and cumulative effect
  of change in accounting
  principle ...........................              (881,822)               524,310             (2,292,333)             1,563,916

Benefit from (provision
  for) income taxes ...................               175,897               (105,708)               458,489               (311,326)
                                                 ------------           ------------           ------------           ------------

(Loss) income before
  extraordinary item and
  cumulative effect of change
  in accounting principle .............              (705,925)               418,602             (1,833,844)             1,252,590

Extraordinary gain,
  net of tax ..........................                  --                     --                     --                2,822,234
Cumulative effect of
  Change in accounting
  principle (Notes B and E) ...........                  --                     --              (10,381,077)                  --
                                                 ------------           ------------           ------------           ------------

Net (loss) income .....................          $   (705,925)          $    418,602           $(12,214,921)           $ 4,074,824
                                                 ============           ============           ============           ============


Basic per common share data (Note B):
  (Loss) income before
   extraordinary item and
   cumulative effect of change in
   accounting principle ...............          $      (0.16)          $       0.10           $      (0.41)          $       0.29
  Extraordinary gain ..................                  --                     --                     --                     0.65
  Cumulative effect of change
   in accounting principle ............                  --                     --                    (2.36)                  --
                                                 ------------           ------------           ------------           ------------
  Net (loss) income ...................          $      (0.16)          $       0.10           $      (2.77)          $       0.94
                                                 ============           ============           ============           ============


Diluted per common share data (Note B):
  (Loss) income before
   extraordinary item and
   cumulative effect of change in
   accounting principle ...............          $      (0.16)          $       0.09           $      (0.41)          $       0.27
  Extraordinary gain ..................                  --                     --                     --                     0.62
  Cumulative effect of change
   in accounting principle ............                  --                     --                    (2.36)                  --
                                                 ------------           ------------           ------------           ------------
  Net (loss) income ...................          $      (0.16)          $       0.09           $      (2.77)          $       0.89
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

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       FOR THE NINE MONTHS ENDED
                                                 ----------------------------------------
                                                 SEPTEMBER 28,               SEPTEMBER 29,
                                                     2002                         2001
                                                 ------------                ------------
Operating Activities:
  Net (loss) income ..............               $(12,214,921)               $  4,074,824
  Cumulative effect of change
   in accounting principle .......                 10,381,077                        --
  Depreciation and amortization ..                  1,508,543                   1,764,705
  Forgiveness of debt ............                       --                    (2,822,234)
  Changes in working capital items                  2,159,874                    (636,386)
  Other ..........................                    (34,170)                   (190,600)
                                                 ------------                ------------
    Net cash provided by
     operating activities ........                  1,800,403                   2,190,309
                                                 ------------                ------------

Investing Activities:
  Additions to property, plant
    and equipment ................                   (104,729)                   (271,248)
  Proceeds from sales of property,
    plant and equipment ..........                     53,400                      34,275
  Other ..........................                       --                       (71,848)
                                                 ------------                ------------
    Net cash used in
     investing activities ........                    (51,329)                   (308,821)
                                                 ------------                ------------


Financing Activities:
  Decrease in revolving
    line of credit ...............                   (577,889)                   (616,612)
  Payments of long-term debt .....                 (1,398,815)                 (3,291,333)
  Borrowings of long-term debt ...                     24,278                   2,000,000
  Proceeds from exercise of common
    stock options ................                    104,376                      78,548
                                                 ------------                ------------
    Net cash used in
     financing activities ........                 (1,848,050)                 (1,829,397)
                                                 ------------                ------------

Net (decrease)increase in cash ...                    (98,976)                     52,091
Cash at beginning of period ......                    176,245                     246,711
                                                 ------------                ------------

Cash at end of period ............               $     77,269                $    298,802
                                                 ============                ============

Supplemental Disclosure of
   Cash Flow Information:
         Interest paid ...........               $    563,253                $    970,472
         Income taxes paid .......                       --                  $    840,000
   Non-Cash Transaction:
         Capital lease obligation                $       --                  $    255,000



The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 28, 2002


NOTE A - OPERATING ENVIRONMENT

On October 1, 2002, the Company was notified by its former lender that because the Company had failed to make the $1,056,417 interest payment due under the note on September 29, 2002, an event of default had occurred on its note with the Company. As a result of the event of default, the former lender accelerated all sums due under the note and demanded payment in full ($8,056,417 as of September 29, 2002). The interest rate on the note increased by 5% effective September 29, 2002. The former lender, under the Intercreditor and Subordination Agreement with the current lender and the Company, is precluded from exercising any rights or remedies with respect to any collateral securing the note for 180 days after September 29, 2002.

Additionally, on June 4, 2002, the Company was notified by its current lender that an event of default had occurred on its revolving credit and term loans as a result of the issuance of a going concern opinion on the Company's December 29, 2001 consolidated financial statements. The default notification increased the interest rates charged to the Company by 1% effective June 1, 2002. As of September 28, 2002, the Company was also in violation of its fixed coverage ratio covenant on its revolving credit and term loans.

The mortgage loan contains cross default provisions with the revolving credit and term loans in default. Accordingly, the amounts due to the former lender, current lender and mortgage loan lender are reflected as current liabilities in the accompanying consolidated balance sheet. Because of the default on the revolving credit and term loans, the interest rate charged to the Company on its mortgage loan could increase by 2%. As of November 8, 2002, the mortgage loan lender has not notified the Company that the default rate will go into effect. The note payable to the former shareholders of Apex matures on January 2, 2003 and is included in current liabilities in the September 28, 2002 condensed consolidated balance sheet. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company is working with its lenders to renegotiate the terms and covenants under its credit facilities; however, there is no assurance that any changes will be made or that the changes will be sufficient for the Company to comply with the covenants and make scheduled payments. The Company is also working to reduce operating expenses and diversify its customer base to improve its operating results.

On July 29, 2002, Richard A. Dandurand, the Company's Chairman and Chief Executive Officer, resigned. Dominick A. Pagano was appointed CEO and President of the Company and Daniel C. Tracy assumed the position of Chairman of the Company. Mr. Dandurand is receiving $104,167 payable over 5 months in equal installments that began on August 1, 2002. The date by which Mr. Dandurand has to exercise 60,000 vested stock options was extended until March 31, 2003. The Company recorded a charge of $147,000, in the quarter ended September 28, 2002 related to Mr. Dandurand's resignation.

The Company has engaged an independent consultant to review its selling practices. Preliminary findings indicate that four former employees may have violated certain customer purchasing practices. The impact of the violations has yet to be determined. The Company has amended its compliance policies.


NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2001.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of September 28, 2002 and December 29, 2001, inventories consisted of the following:


                                 SEPTEMBER 28,              DECEMBER 29,
                                     2002                       2001
                                 -----------                -----------
Raw materials.....               $   739,074                $ 1,313,489
Work-in-progress .                 3,965,028                  4,548,469
Finished goods ...                 1,861,884                  1,849,481
                                 -----------                -----------
                                   6,565,986                  7,711,439
Reserve for excess
 and obsolete
 inventories .....                  (801,721)                (1,034,182)
                                 -----------                -----------
                                 $ 5,764,265                $ 6,677,257


During the quarter ended March 30, 2002, the Company disposed of $691,000 of obsolete inventory that had been reserved for in prior periods.

In April 2002, the Company's largest customer told the Company to delay work and delivery on a significant portion of the Company's inventory due to the customer's reduced requirements. The Company is in discussions with the customer to receive payment for the inventory.

Earnings (Loss) Per Share: The number of shares used in the earnings (loss) per common share computation for the three and nine month periods ended September 28, 2002 and September 29, 2001 are as follows:

                              FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                           -------------------------------      -----------------------------
                           SEPTEMBER 28,     SEPTEMBER 29,      SEPTEMBER 28,   SEPTEMBER 29,
                               2002              2001                2002           2001
                           -------------     -------------      -------------   -------------
Basic:
  Average common
    shares outstanding..... 4,416,038        4,346,038           4,406,038       4,331,279

Diluted:
  Dilutive effect of
    stock options..........         -          217,048                   -         243,026
                           ----------       ----------           ---------       ---------
  Average common
  shares diluted........... 4,416,038        4,563,086           4,406,038       4,574,305
                           ==========       ==========           =========       =========

For the three and nine month periods ended September 28, 2002, there were 817,700 options outstanding, which were not included in the computation of diluted earnings per share as such inclusion would be anti-dilutive. Options to purchase 289,200 and 239,200 shares for the three and nine month periods ended September 29, 2001, respectively, were not included in the computation of diluted earnings per share as such inclusion would be anti-dilutive.

New Accounting Standards: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS No. 142 requires that goodwill be evaluated at least annually for impairment by applying a fair-value-based test and, if impairment exists, a charge to earnings be recorded. During the quarter ended September 28, 2002, the Company completed the testing of the goodwill balance as of December 30, 2001. The test indicates that the goodwill, which related entirely to the Apex Machine Tool ("Apex") acquisition in 1998, is impaired. The loss is a result of the decline in the fair market value of Apex since the acquisition date due to a reduction in Apex's sales volumes. The impairment loss was computed using the estimated fair market value of Apex as of such date. The Company recorded the impairment charge of $10,381,077 as a cumulative effect of a change in accounting principle, as of December 30, 2001, and restated the Company's first quarter of 2002 results (see Note E). No tax benefit was recorded due to uncertainty of realization of the related deferred tax asset.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. A reconciliation follows of the net income and income per share reported in the accompanying Condensed Consolidated Statements of Operations to the pro forma amounts adjusted for the exclusion of goodwill amortization, net of related tax effect. The pro forma results reflecting the exclusion of goodwill amortization have been prepared only to demonstrate the impact of goodwill amortization on net income and net income per share and are for comparative purposes only (in thousands).

                                 Three Months         Nine Months
                                     Ended               Ended
                                 Sept. 29, 2001      Sept 29, 2001
                                 --------------      -------------
Reported net income..............   $   419            $  4,075
Add: Goodwill amortization
       net of income tax.........        56                 170
                                    -------            --------
  Adjusted net income............   $   475            $  4,245
                                    =======            ========

Net income per basic share:
  Reported net income............   $  0.10            $   0.94
  Add - Goodwill amortization
         net of income tax.......      0.01                0.04
                                    -------            --------
  Adjusted net income............   $  0.11            $   0.98
                                    =======            ========

Net income per diluted share:
  Reported net income............   $  0.09            $   0.89
  Add - Goodwill amortization
         net of income tax.......      0.01                0.04
                                    -------            --------
  Adjusted net income............   $  0.10            $   0.93
                                    =======            ========


In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44,and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 will result in the reclassification of the extraordinary gain, net of tax of $2.8 million in 2001 upon adoption of SFAS No. 145 by the Company in fiscal 2003.

In June 2002,the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for the Company in fiscal 2003. SFAS No. 146 will affect exit or disposal activities of the Company after fiscal 2002.

Comprehensive (Loss) Income: Comprehensive (loss) income is the same as net
(loss) income for the three and nine month periods ended September 28, 2002 and September 29, 2001.

NOTE C -- SEGMENT INFORMATION

The following amounts are in thousands:

                                   FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002
                        -------------------------------------------------------------------
                         ENGINEERED       PRECISION     PRECISION       APEX
                         PRECISION       ENGINEERED       LARGE        MACHINE
                         COMPONENTS     TECHNOLOGIES    MACHINING     TOOL CO.        TOTAL
                         ----------     ------------    ---------     --------        -----
 Sales  to external
   customers.............  $1,638            $871         $352        $2,937          $5,798

 Segment
   loss..................    (380)            (16)        (187)         (123)           (706)


                                    FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2001
                        --------------------------------------------------------------------
                         ENGINEERED       PRECISION     PRECISION    APEX
                         PRECISION       ENGINEERED       LARGE     MACHINE
                         COMPONENTS     TECHNOLOGIES    MACHINING   TOOL CO.         TOTAL
                         ----------     ------------    ---------   --------         -----
 Sales  to external
   customers............. $4,788          $1,668         $956        $3,341         $10,753

 Segment
   profit (loss).........    318              34          101          (34)             419

                                         FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002
                         -------------------------------------------------------------------
                         ENGINEERED       PRECISION     PRECISION       APEX
                         PRECISION       ENGINEERED       LARGE        MACHINE
                         COMPONENTS     TECHNOLOGIES    MACHINING     TOOL CO.          TOTAL
                         ----------     ------------    ---------     --------          -----
 Sales  to external
   customers.............  $7,312          $2,035        $1,584        $8,873         $19,804

 Segment
   loss..................    (549)           (466)        (296)      (10,904)         (12,215)


                                       FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001
                         --------------------------------------------------------------------------------
                         ENGINEERED      PRECISION      PRECISION       APEX
                         PRECISION       ENGINEERED      LARGE         MACHINE     EXTRAORDINARY
                         COMPONENTS     TECHNOLOGIES   MACHINING      TOOL CO.          GAIN        TOTAL
                         ----------     ------------   ----------     --------     -------------    -----
 Sales  to external
   customers............. $13,292         $5,554        $3,285        $12,231                     $34,362

 Segment
   profit................     181            225           403           444            2,822       4,075


Asset information is unavailable by segment.

NOTE D - FINANCING ARRANGEMENTS


Long-term debt consisted of the following:


                                                                          SEPTEMBER 28, 2002       DECEMBER 29, 2001
                                                                          ------------------       -----------------
Term loans due in 35 monthly principal installments
  of $122,734 commencing November 1, 2000
  with a balloon payment due on September 29, 2003. (1) .......               $ 4,436,653               $ 5,594,044

Mortgage due to bank in 240 monthly installments
  of $18,578 including interest. (1) ..........................                 1,947,559                 1,974,152

Note payable to former lender with principal due in
  one payment on September 29, 2004. (1,2) ....................                 9,462,347                 9,462,347

Mortgage payable to former shareholders of Apex Machine
  Tool Company, Inc.  Monthly principal installments of $25,000 with a balloon payment due on January 2, 2003.  Interest
  at 10.12% is paid quarterly in advance ......................                 1,659,638                 1,809,638

Equipment notes payable due in 36 monthly principal
  payments of $700 and $674  ..................................                    36,410                    24,503

Capital lease obligations-equipment ...........................                   253,635                   306,095

                                                                               17,796,242                19,170,779
Less - current portion of long-term debt ......................                17,597,521                17,409,544
                                                                              -----------               -----------
                                                                              $   198,721               $ 1,761,235
                                                                              ===========               ===========


(1)  Amount is classified as a current liability. (See Note A).

(2) Amount includes $2,462,347 of estimated interest recorded in accordance with accounting for troubled debt restructurings. Interest was due on September 29, 2002, and is included in current liabilities. (See Note A)

As a result of the default on the Company's revolving and term loans, the Company's current lender reduced the borrowing availability on the Company's revolving line of credit on June 4, 2002 by $350,000, on July 31, 2002 by $175,000 and August 31, 2002 by $175,000. As of September 28, 2002, $1,377,249
was outstanding on the Company's revolving line of credit and $1,519,409 was available for additional borrowings after giving effect to the $700,000 reduction in borrowing availability.

The mortgage note payable to the former shareholders of Apex Machine Tool Company Inc. has been amended to provide for a moratorium on six principal payments that would have been due over the six-month period commencing July 1, 2002. In July of 2002, a $25,000 penalty was paid in accordance with the note since the entire principal had not been paid as of June 30, 2002, resulting in a charge to interest expense of $25,000 in the second quarter of 2002. The remaining terms of the note have not changed and the note is due in full on January 3, 2003.


NOTE E - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

During the third quarter of 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", as of December 30, 2001.

Amounts previously reported for the quarter ended March 30, 2002 on Form 10-Q and as restated to reflect the impairment of the entire goodwill balance as of December 29, 2001, are as follows: (in thousands)

                                                       FOR THE THREE MONTHS ENDED
                                                             MARCH 30, 2002
                                                  ------------------------------------
                                                  AS REPORTED              AS RESTATED
                                                  -----------              -----------
Loss before cumulative effect of
 change in accounting principle......               $  (516)               $     (516)
Cumulative effect of change in
  accounting principle ..............                  --                     (10,381)
                                                    -------                ----------
Net loss ............................               $  (516)               $  (10,897)
                                                    =======                ==========

Net loss per basic and diluted share:
  Loss before cumulative effect of
  change in accounting principle.....               $ (0.12)            $       (0.12)
  Cumulative effect of change in
   accounting principle .............                  --                       (2.77)
                                                    -------                ----------
  Net loss ..........................               $ (0.12)            $       (2.89)
                                                    =======                ==========


NOTE F - SUBSEQUENT EVENT

In October 2002, the Company adopted a consolidation plan. Under the plan, the Company will consolidate its four independent divisions into one entity, allowing the Company to reduce overhead, improve operating efficiencies and share resources. The consolidation will result in the physical relocation of 130 people and the related equipment without suspending operations. The consolidation will commence in the fourth quarter of 2002 and is expected to be completed in the first quarter of 2003. The Company expects to record a charge to earnings in the fourth quarter for the consolidation of between $200,000 and $400,000 related to expenditures related to the restructuring. Additionally, the Company is in the process of quantifying the amount of any write-downs of long-lived assets as a result of the consolidation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales. The Company's sales decreased $4,955,000, or 46.1%, and by $14,558,000, or 42.4%, for the three and nine months ended September 28, 2002 compared to the three and nine months ended September 29, 2001, respectively. Such decreases by segment were as follows (in thousands):

                                                                                 FOR THE THREE MONTHS ENDED
                                                                           -----------------------------------------
                                                                           SEPT. 28,         SEPT. 29,
                  SEGMENT                                                    2002              2001         DECREASE
                  -------                                                  ---------         ---------      --------
Engineered Precision Components.............................................$1,638            $4,788        ($3,150)

Precision Engineered Technologies...........................................   871             1,668           (797)

Precision Large Machining...................................................   352               956           (604)

Apex Machine Tool Co........................................................ 2,937             3,341           (404)

                                                                                   FOR THE NINE MONTHS ENDED
                                                                           -----------------------------------------
                                                                           SEPT. 28,         SEPT. 29,
                  SEGMENT                                                    2002              2001         DECREASE
                  -------                                                  ---------         ---------      --------
Engineered Precision Components.............................................$7,312           $13,292        ($5,980)

Precision Engineered Technologies........................................... 2,035             5,554         (3,519)

Precision Large Machining................................................... 1,584             3,285         (1,701)

Apex Machine Tool Co. ...................................................... 8,873            12,231         (3,358)



A significant downturn in the machine tool industry accompanied by a rapid and dramatic decline in the commercial jet engine marketplace caused severe customer schedule changes, shipping delays and reductions of orders to the Company in the first nine months of 2002 for all segments.

As of September 28, 2002, sales backlog was approximately $18,300,000 compared to $29,000,000 as of December 29, 2001. The decrease of $10,700,000 is due the downturn in the jet engine and machine tool industries causing a severe reduction in orders received by the Company. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $3,300,000 of its September 28, 2002 backlog during the remainder of the 2002 fiscal year. The remaining $15,000,000 of backlog is deliverable in the fiscal year 2003 and beyond.

The Company and its largest customer agreed not to renew the current long-term purchasing agreement beyond its maturity date of December 31, 2002. The parties have agreed that the Company will continue to quote on the customer's future requirements.

Cost of Sales. Cost of sales as a percentage of sales increased in the 2002 period to 94.7% from 84.0% and to 94.2% from 82.1% for the three and nine month periods ended September 28, 2002 compared to the three and nine month periods ended September 28, 2001, respectively. Cost of sales as a percentage of sales increased primarily due to decreased sales levels to cover fixed manufacturing costs. In addition, a rapid and dramatic decline in the commercial jet engine marketplace caused severe schedule shifting and delays of orders which negatively impacted productivity and gross margins in the Engineered Precision Components and Precision Large Machining areas while the significant downturn in the machine tool industry negatively impacted productivity and gross margins in the Apex Machine Tool Co. and Precision Engineered Technologies areas. The Company is working to improve productivity and reduce manufacturing costs.

Selling, General & Administrative Expenses. Selling, general and administrative costs decreased by $18,000, or 1.7%, and by $851,000, or 22.6%, for the three and nine month periods ended September 28, 2002 compared to the three and nine-month periods ended September 28, 2001, respectively. The decrease in these costs for the nine month period was mainly the result of a $459,000 decrease in compensation and commissions due to lower sales levels and layoffs and a $213,000 decrease in goodwill amortization expenses due to a new accounting standard which decreases were partially offset by a $329,000 increase in legal and consulting fees. The decrease for the nine-month period was also due to costs of $451,000 incurred in the 2001 period associated with the terminated sale of the Company's Precision Engineered Components division.

Interest Expense. Interest expense decreased by $62,000 or 24.6% and by $374,000 or 39.9% for the three and nine months ended September 28, 2002. This is due to the significant decrease in variable interest rates charged to the Company by its lenders accompanied by lower indebtedness.

Interest expense for future periods will be impacted by default interest rates. Effective June 1, 2002, the default interest rates on the Company's revolving and term loans increased the interest rates charged to the Company by 1%. Effective September 29, 2002, the default interest rate on the note from the former lender increased the rate charged to the Company by 5%. Due to cross default provisions, the default interest rate of up to 2% on the mortgage loan may also go into effect.

Cumulative Effect of Change in Accounting Principle. During the quarter ended September 28, 2002, the Company completed the testing of the goodwill balance as of December 30, 2001. The test indicates that the goodwill, which related entirely to the Apex Machine Tool acquisition in 1998, is impaired. The loss is a result of the decline in the fair market value of Apex since the acquisition date due to a reduction in Apex's sales volumes. The impairment loss was computed using the estimated fair market value of Apex as of such date. The Company recorded the impairment charge of $10,381,077 as a cumulative effect of a change in accounting principle, as of December 30, 2001, and restated the Company's first quarter of 2002 results (see Note E). No tax benefit was recorded due to uncertainty of realization of the related deferred tax asset.


Liquidity and Capital Resources.

On October 1, 2002, the Company was notified by its former lender that because the Company had failed to make the $1,056,417 interest payment due under the note on September 29, 2002, an event of default had occurred on its note with the Company. As a result of the event of default, the former lender accelerated all sums due under the note and demanded payment in full ($8,056,417 as of September 29, 2002). The interest rate on the note increased by 5% effective September 29, 2002. The former lender, under the Intercreditor and Subordination Agreement with the current lender and the Company, is precluded from exercising any rights or remedies with respect to any collateral securing the note for 180 days after September 29, 2002.

Additionally, on June 4, 2002, the Company was notified by its current lender that an event of default had occurred on its revolving credit and term loans as a result of the issuance of a going concern opinion on the Company's December 29, 2001 consolidated financial statements. The default notification increased the interest rates charged to the Company by 1% effective June 1, 2002. As of September 28, 2002, the Company was also in violation of its fixed coverage ratio covenant on its revolving credit and term loans.

The mortgage loan contains cross default provisions with the revolving credit and term loans in default. Accordingly, the amounts due to the former lender, current lender and mortgage loan lender are reflected as current liabilities in the accompanying consolidated balance sheet. Because of the default on the revolving credit and term loans, the interest rate charged to the Company on its mortgage loan could increase by 2%. As of November 8, 2002, the mortgage loan lender has not notified the Company that the default rate will go into effect. The note payable to the former shareholders of Apex matures on January 2, 2003 and is included in current liabilities in the September 28, 2002 condensed consolidated balance sheet. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company is working with its lenders to renegotiate the terms and covenants under its credit facilities; however, there is no assurance that any changes will be made or that the changes will be sufficient for the Company to comply with the covenants and make scheduled payments. The Company is also working to reduce operating expenses and diversify its customer base to improve its operating results.

The mortgage note payable to the former shareholders of Apex Machine Tool Company Inc. has been amended to provide for a moratorium on six principal payments that would have been due over the six-month period commencing July 1, 2002. In July of 2002, a $25,000 penalty was paid in accordance with the note since the entire principal had not been paid as of June 30, 2002, resulting in a charge to interest expense of $25,000 in the second quarter of 2002. The remaining terms of the note have not changed and the note is due in full on January 3, 2003.

In April 2002, the Company's largest customer told the Company to delay work and delivery on a significant portion of the Company's inventory due to the customer's reduced requirements. The Company is in discussions with the customer to receive payment for the inventory.

In October 2002, the Company adopted a consolidation plan. Under the plan, the Company will consolidate its four independent divisions into one entity, allowing the Company to reduce overhead, improve operating efficiencies and share resources. The consolidation will result in the physical relocation of 130 people and the related equipment without suspending operations. The consolidation will commence in the fourth quarter of 2002 and is expected to be completed in the first quarter of 2003. The Company expects to record a charge to earnings in the fourth quarter for the consolidation of between $200,000 and $400,000 related to expenditures related to the restructuring. Additionally, the Company is in the process of quantifying the amount of any write-downs of long-lived assets as a result of the consolidation.

As of September 28, 2002, the Company's current liabilities exceed its current assets by $13,275,190 as a result of the debt classified as current liabilities as discussed above. As a result of the default on the Company's revolving and term loans, the lender reduced the borrowing availability on the Company's revolving line of credit on June 4, 2002 by $350,000, on July 31, 2002 by $175,000 and August 31, 2002 by $175,000. As of September 28, 2002, $1,377,249
was outstanding on the Company's revolving line of credit and $1,519,409 was available for additional borrowings after giving effect to the $700,000 reduction in borrowing availability. The Company is working with its lenders to renegotiate the terms and covenants under its credit facilities.

Net cash provided by operating activities of $1,800,000 for the nine months ended September 28, 2002, resulted primarily from lower receivables and inventory amounts partially offset by lower accrued expenses and employee compensation. The Company also extended its payment terms to suppliers. The Company's accounts payable balance at September 28, 2002 represented 61 days of payables outstanding compared to 31 days at December 29, 2001.

Net cash provided by operating activities of $2,190,000 for the nine months ended September 29, 2001, resulted primarily from earnings and lower inventories offset partially by lower accounts payable and higher accounts receivable.

Net cash used in investing activities of $51,000 for the nine months ended September 28, 2002, consisted primarily of expenditures for machinery and computer equipment.

Net cash used in investing activities of $309,000 for the nine months ended September 29, 2001, consisted primarily of expenditures for machinery and computer equipment.

Net cash used by financing activities of $1,848,000 for the nine months ended September 28, 2002, resulted from repayments on the Company's revolving line of credit and term debt, partially offset by proceeds from the exercise of common stock options.

Net cash used in financing activities of $1,829,000 for the nine months ended September 29, 2001, resulted primarily from bank repayments.

All statements other than historical statements contained in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the Company's reliance on its largest customer and the effect of the non-renewal of the Company's long-term agreement with that customer; the adequacy of the Company's revolving credit facility and other sources of capital; the Company's ability to renegotiate the terms and covenants of its credit facilities and its ability to continue as a going concern if it is unable to renegotiate such terms and covenants; the effect of the Company's consolidation plan, including costs the Company may incur in implementing the plan, charges that the Company may recognize relating to the plan and the Company's ability to realize the anticipated benefits from the plan; and other factors discussed in this report and in the Company's annual report on Form 10-K for the year ended December 29, 2001. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 28, 2002 there have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of December 29, 2001 in the Company's Form 10-K except that the Company is being charged default rates of interest (see Note A).



ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure and procedures

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the disclosure controls and procedures as of September 28, 2002 and concluded that the Company's disclosure controls and procedures are functioning as intended to ensure that the information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.


Change in internal controls

There were no significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to September 28, 2002.

                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Edac's Amended and Restated Articles of Incorporation

         3.2      Edac's Amended and Restated By-laws

         10.1 Consulting Agreement dated July 18, 2002 between Edac and Dominick A. Pagano

         10.2 Separation Agreement and General Release dated July 29, 2002 between Edac and Richard A. Dandurand.

         10.3 Employment Agreement dated August 13, 2002 between Edac and Dominick A. Pagano.


(b)      Reports on Form 8-K


         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EDAC TECHNOLOGIES CORPORATION


November 15, 2002                      By /s/Ronald G. Popolizio
                                       ----------------------------------
                                       Ronald G. Popolizio, Chief Financial
                                       Officer and duly authorized officer



                                 CERTIFICATIONS


I, Dominick A. Pagano, President and Chief Executive Officer of Edac Technologies Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Edac Technologies Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  November 15, 2002


                                  /s/Dominick A. Pagano
                                  --------------------------------------
                                  Dominick A. Pagano
                                  President and Chief Executive Officer


I, Ronald G. Popolizio, Chief Financial Officer of Edac Technologies Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Edac Technologies Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  November 15, 2002


                                          /s/Ronald G. Popolizio
                                          -------------------------------
                                          Ronald G. Popolizio
                                          Chief Financial Officer

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

10.1              Consulting Agreement dated July 18, 2002 between
                  Edac and Dominick A. Pagano.

10.2              Separation Agreement and General Release dated
                  July 29, 2002 between Edac and Richard A. Dandurand.

10.3 Employment Agreement dated August 13, 2002 between Edac and Dominick A. Pagano.


(1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2) Exhibit incorporated by reference to the Company's Current Report on Form 8-K dated February 19, 2002.