Form 10-K
period 2002-12-28
EDAC TECHNOLOGIES CORP
filed 2003-04-14
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 28, 2002.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from           to            .
                                       -----------  ------------

                         Commission file number 0-14275

                          EDAC Technologies Corporation
                          -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Wisconsin                                               39-1515599
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization                                Identification No.)

1806 New Britain Avenue, Farmington, Connecticut        06032
---------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code: (860) 677-2603

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of Each Exchange
       Title of Each Class            on Which Registered
       -------------------            ---------------------
               N/A                             N/A

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0025 par value
                         ------------------------------
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

    As of June 28, 2002, 4,416,038 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $0.84 closing price on that date on the OTC Bulletin Board) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $2,741,911.



                    DOCUMENTS INCORPORATED BY REFERENCE


                                                   Part of Form 10-K
                                                 Into Which Portions of
              DOCUMENT                         Document are Incorporated
              --------                         -------------------------
Annual Report to Shareholders for the
  fiscal year ended December 28, 2002             Part I and Part II


Proxy Statement relating to
  2003 Annual Meeting of Shareholders                   Part III

All statements other than historical statements contained in this annual report on Form 10-K or deemed to be contained herein due to incorporation by reference to a different document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, statements about the Company's bank agreements, statements about the Company's backlog, statements about the Company's actions to improve operating performance, and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the Company's ability to reduce costs; the Company's ability to effectively use business-to-business tools on the Internet to improve operating results; the adequacy of the Company's revolving credit facility and other sources of capital. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS.

General

    The accompanying consolidated financial statements include EDAC Technologies Corporation ("We", "EDAC" or the "Company") and its wholly-owned subsidiaries, Gros-Ite Industries, Inc. and Apex Machine Tool Company, Inc. We provide complete design, manufacture and service meeting the precision requirements of some of the most exacting customers in the world for tooling, fixtures, molds, jet engine components and machine spindles.

    Information relating to our four business segments is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note I to the Consolidated Financial Statements in our 2002 Annual Report to Shareholders incorporated by reference herein.

Products

    We currently offer design and manufacturing services for a wide range of industries in areas such as special tooling, equipment and gauges, and components used in the manufacture, assembly and inspection of jet engines. We also specialize in the design and repair of precision spindles. Spindles are an integral part of numerous machine tools which are found in virtually any type of manufacturing environment.

    We maintain manufacturing facilities with computerized, numerically controlled machining centers, and grinding, welding, painting and assembly capabilities. Products manufactured by us include precision rings, and other components for jet engines, industrial spindles and specialized machinery designed by us or others and other assemblies requiring close tolerances.

Patents and Trademarks

    We currently hold no patents or registered trademarks, tradenames or similar intellectual property. We believe that the nature of our business presently does not require the development of patentable products or registered tradenames or trademarks.

Marketing and Competition

    The Company developed its high skill level serving the aerospace industry for over 50 years. For 2002, approximately 54% of our sales were to United Technologies Corporation ("UTC"). We provide a range of components, tooling, fixtures and design services for UTC's Pratt & Whitney and other divisions. In addition, we have expanded our commitment to serving the manufacturing needs of a broad base of industrial customers. The loss of UTC as a customer, or a significant decrease in the amount of business we do with UTC, would have a material adverse effect on our business.

    The competition for design, manufacturing and service in precision machining and machine tools consists of independent firms, many of which are smaller than us. This allows us to bring a broader spectrum of support to our customers who are consistently looking for ways to consolidate their vendor base. We also compete against the in-house manufacturing and service capability of our larger customers. We believe that the trend by large manufacturers to outsource activities that are outside their core competency is an opportunity for us.

    The market for our products and precision machining capabilities continues to change with the development of more sophisticated use of business-to-business tools on the internet. We are actively involved in securing new business leads on the internet and have participated in internet auctions and research for quoting opportunities.

    We believe that we have a distinct competitive advantage in our ability to provide high quality, high precision, quick turnaround support to customers from design to delivery. Our experience and reputation in the demanding aerospace business provides an extra level of expertise in meeting our customers' requirements. We believe our commitment to continuous improvement and the latest technology will generate productivity improvements required to respond to the increasing price pressure in the competitive marketplace.

Backlog

    Our backlog as of December 28, 2002, was approximately $18,500,000 compared to $29,000,000 as of December 29, 2001. The decrease is primarily due to the sales backlog decrease in the Engineered Precision Components group. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as three years. We presently expect to complete approximately $9,000,000 of our December 28, 2002 backlog during the 2003 fiscal year.

    We maintain a website with the address www.edactechnologies.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Employees

    As of February 18, 2003, we had approximately 194 employees.

ITEM 2. PROPERTIES.

    The following table describes the location and general character of our principal plants and other materially important physical properties. The properties at 1790 and 1798 New Britain Avenue were renovated in 1997 to improve production, increase capacity and improve the appearance of both the interior and exterior. The building at 1806 New Britain Avenue was constructed in 1995 for our Large Machining operation.


                            Square       Owned or     Principal
Address                      Feet         Leased      Activity
-------                     ------       --------     ---------
1790 New Britain Ave.       47,000        Owned       Manufacturing
Farmington, CT. 06032                      (1)        Design engineering
                                                      services

1798 New Britain Ave.       20,800        Owned       Design and manufacture
Farmington, CT. 06032                      (1)        of spindles

1806 New Britain Ave.       19,200        Owned       Manufacturing
Farmington, CT. 06032                      (1)

21 Spring Lane              44,000        Owned       Vacated and listed
Farmington, CT  06032                     (1)(2)      for sale

1838 New Britain Ave.        3,000        Leased      Warehouse
Farmington, CT. 06032

(1) Property subject to mortgage securing certain corporate indebtedness.

(2) Property held for sale as a result of restructuring activities discussed in Note A to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

    We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 22, 2002, we held our annual meeting of shareholders. The following directors were elected at the meeting.

                                                                      Votes Cast
                                           Votes                      Against or
         Director                         Cast For                     Withheld
         --------                         --------                    ----------
         John Kucharik                   3,318,067                     920,606
         John Moses                      3,871,458                     367,215
         Dominick A. Pagano              3,725,373                     513,300
         Stephen J. Raffay               3,332,268                     906,405
         Ross C. Towne                   3,871,458                     367,215
         Daniel C. Tracy                 3,828,218                     410,455

At the same meeting the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending December 28, 2002 was ratified with a vote of 3,292,773 for, 945,735 against and 115,000 abstained.


                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Information in response to this item is incorporated herein by reference to "Market Information" on page 3 of our 2002 Annual Report to Shareholders.


ITEM 6. SELECTED FINANCIAL DATA.

    Information in response to this item is incorporated herein by reference to "Selected Financial Information" on page 4 of our 2002 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Information in response to this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 14 of our 2002 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    We do not invest in derivative financial instruments, other financial instruments or derivative commodity instruments. Information in response to this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 14 of our 2002 Annual Report to Shareholders and to Note C to the Consolidated Financial Statements included therein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Information in response to this item is incorporated herein by reference to pages 15 through 37 of our 2002 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Information in response to this item was previously reported by the Company in a Current Report on Form 8-K filed by the Company on May 21, 2002.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information in response to this item is incorporated herein by reference to "Election of Directors" in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders ("EDAC's 2003 Proxy Statement"), which will be filed within 120 days after the end of our fiscal year ended December 28, 2002.

    We have adopted a written code of ethics that applies to all of our employees, including but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is available without charge by writing to: Glenn L. Purple, Secretary, EDAC Technologies Corporation, 1806 New Britain Avenue, Farmington, Connecticut 06032.

ITEM 11. EXECUTIVE COMPENSATION.

    Information in response to this item is incorporated herein by reference to "Executive Compensation" in our 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information in response to this item is incorporated herein by reference to "Security Ownership" in our 2003 Proxy Statement.

    The following table sets forth certain information regarding our equity compensation plans as of December 28, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                   Number of securities
                                                                                                 remaining available for
                                                                                                  future issuance under
                                 Number of securities to                   Weighted-average        equity compensation
                                 be issued upon exercise                  exercise price of          plans (excluding
                                 of outstanding options,                 outstanding options,    securities reflected in
                                   warrants and rights                   warrants and rights           column (a))
     Plan category                         (a)                                   (b)                       (c)
     -------------               -----------------------                 --------------------    ------------------------
     Equity compensation plans
        approved by security
        holders                             --                                     --                        --
     Equity compensation plans
        not approved by
        security holders(1)            644,200(2)                               $1.36                   664,300(3)
                                       -------                                  -----                   -------
               Total                   644,200                                  $1.36                   664,300
                                       =======                                  =====                   =======

(1) Consists of the following equity compensation plans: the 1996 Stock Option Plan (the "1996 Plan"), the 1998 Stock Option Plan (the "1998 Plan"), the 2000 Employee Stock Option Plan (the "2000 Plan") and the 2000-B Employee Stock Option Plan (the "2000-B Plan" and, together with the 1996 Plan, the 1998 Plan and the 2000-B Plan, the "Plans"). Each of the Plans provides for the grant of stock options to any director, officer or employee of the Company or any of its subsidiaries. The 2000 Plan also provides for the grant of stock options to consultants of the Company and its subsidiaries. Each of the Plans is administered by the Compensation Committee of the Company's Board of Directors. Options are generally granted for a term of ten years. The exercise price of options granted under each of the Plans must not be less than the fair market value of the Company's common stock on the date of grant. The 1996 Plan, the 1998 Plan and the 2000 Plan each provide for the issuance of up to 329,500, 330,000 and 300,000 shares of common stock, respectively, upon the exercise of options granted under such plans. The 2000-B Plan provides for the issuance of up to 500,000 shares of common stock upon the exercise of options granted under such plan.

(2) Consists of outstanding options to purchase 90,200 shares under the 1996 Plan, 71,600 shares under the 1998 Plan, 178,000 shares under the 2000 Plan and 304,400 shares under the 2000-B Plan.

(3) Includes 228,300 shares issuable under the 1996 Plan, 138,400 shares issuable under the 1998 Plan, 102,000 shares issuable under the 2000 Plan and 195,600 shares issuable under the 2000-B Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information in response to this item is incorporated herein by reference to "Certain Relationships and Related Transactions" in our 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure and procedures

    The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date within 90 days of the filing date of this Annual Report on Form 10-K and concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

    (b) Change in internal controls

    There were no significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.



                              PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

    (a) Documents filed:

        1.  Financial Statements.

            The financial statements required to be filed by Item 8 hereof have been incorporated by reference to EDAC's 2002 Annual Report to Shareholders and consist of the following:

                Independent Auditors' Report

                Report of Independent Public Accountants

                Consolidated Statements of Operations--Years Ended December 28, 2002, December 29, 2001 and December 30, 2000.

                Consolidated Balance Sheets--As of December 28, 2002 and December 29, 2001.

                Consolidated Statements of Cash Flows--Years Ended December 28, 2002, December 29, 2001 and December 30, 2000.

                Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Comprehensive Income (Loss)--Years Ended December 28, 2002, December 29, 2001 and December 30, 2000.

                Notes to Consolidated Financial Statements.


        2.  Financial statement schedule.

            The following financial statement schedule of EDAC is included in
            Item 15(d) hereof:

            Independent Auditors' Report on Schedule

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

    (d) Financial Statements and Schedules

        Refer to Item 15(a) above for listing of financial statements and schedule.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE




To the Shareholders of
EDAC Technologies Corporation
Farmington, Connecticut


We have audited the consolidated financial statements of EDAC Technologies Corporation and subsidiaries as of December 28, 2002, and for the year then ended, and have issued our report thereon dated February 7, 2003 (except with respect to the matters discussed in Note C and the third paragraph of Note A as to which the date is April 10, 2003, which report expresses an unqualified opinion and includes explanatory paragraphs relating to (i) the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and (ii) the transitional disclosures for 2001 and 2000 related to the adoption of SFAS No. 142); such consolidated financial statements and report are included in your 2002 annual report to shareholders and are incorporated herein by reference. Our audit also included the 2002 financial statement schedule of EDAC Technologies Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the 2002 financial statement schedule, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statement schedule for the years ended December 29, 2001 and December 30, 2000 was audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated February 8, 2002, that such 2001 and 2000 financial statement schedule, when considered in relation to the 2001 and 2000 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

                                       /s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Hartford, Connecticut

February 7, 2003 (except with respect to the matters discussed in Note C and the third paragraph of Note A as to which the date is April 10, 2003)

                                      COPY



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

                                       /s/ Arthur Andersen LLP

Hartford, Connecticut
February 8, 2002 (except with respect to the matters discussed in Notes A and K, as to which the date is April 11, 2002)



READERS OF THIS SCHEDULE SHOULD BE AWARE THAT THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT AND THAT THIS REPORT HAS NOT BEEN REISSUED OR UPDATED SINCE FEBRUARY 8, 2002 AND ARTHUR ANDERSEN LLP COMPLETED ITS LAST POST-AUDIT REVIEW OF DECEMBER 29, 2001 CONSOLIDATED FINANCIAL INFORMATION ON APRIL 11, 2002. ARTHUR ANDERSEN LLP HAS CEASED OPERATIONS AND HAS NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THIS REPORT INTO THE COMPANY'S FORM 10-K.

              COL. A                    COL. B                   COL. C                  COL. D          COL. E
---------------------------------     ----------     ------------------------------     ----------     -----------
                                                               ADDITIONS
                                      Balance at     Charged to       Charged to
                                      Beginning      Costs and      Other Accounts-     Deductions     Balance at
             DESCRIPTION               of Year        Expenses         Describe          Describe      End of Year
---------------------------------     ----------     ----------     ---------------     ----------     -----------
YEAR ENDED DECEMBER 28, 2002:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts                     $  332,000     $   73,780     $          0          132,965(1)   $  272,815

Allowance for excess and obsolete
inventory                              1,034,182        423,212                0          691,000(2)      766,394


YEAR ENDED DECEMBER 29, 2001:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts                     $  200,000     $  132,000     $          0       $        0      $  332,000

Allowance for excess and obsolete
inventory                              1,055,000              0                0           20,818(2)    1,034,182


YEAR ENDED DECEMBER 30, 2000:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts                        207,000         13,474                0           20,474(1)      200,000

Allowance for excess and obsolete
inventory                              1,029,000         56,498                0           30,498(2)    1,055,000

(1) Represents write-off of specific accounts receivable.

(2) Represents disposition of inventory reserved against.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EDAC TECHNOLOGIES CORPORATION



                                       BY /s/ Dominick A. Pagano
                                         -----------------------
                                              Dominick A. Pagano
                                              President and Chief
                                               Executive Officer

                                       Date: April 14, 2003


Each person whose signature appears below hereby appoints Dominick A. Pagano and Glenn L. Purple, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any and all amendments to the Form 10-K and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                                             Title                                       Date
/s/ Dominick A. Pagano                               President, Chief Executive                         April 9, 2003
--------------------------------------------         Officer and Director
    Dominick A. Pagano                               (Principal Executive Officer)

/s/ Glenn L. Purple                                  Chief Financial Officer, Vice                      April 9, 2003
--------------------------------------------         President-Finance and Secretary
    Glenn L. Purple                                  (Principal Financial and Accounting
                                                     Officer)

/s/ John M. Kucharik                                 Director                                           April 10, 2003
--------------------------------------------
    John M. Kucharik

/s/ John Moses                                       Director                                           April 11, 2003
--------------------------------------------
    John Moses

/s/ Stephen J. Raffay                                Director                                           April 9, 2003
--------------------------------------------
    Stephen J. Raffay

/s/ Ross C. Towne                                    Director                                           April 9, 2003
--------------------------------------------
    Ross C. Towne

/s/ Daniel C. Tracy                                  Director, Chairman of the Board                    April 9, 2003
--------------------------------------------
    Daniel C. Tracy

                                  CERTIFICATION
                           OF CHIEF EXECUTIVE OFFICER

                          EDAC TECHNOLOGIES CORPORATION


              PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF
              2002 (CHAPTER 63, TITLE 18 U.S.C. SECTION 1350 (A) AND (B))



I, Dominick A. Pagano, President and Chief Executive Officer of EDAC Technologies Corporation, certify that:

         1. I have reviewed this annual report on Form 10-K of EDAC Technologies Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: April 14, 2003


                                       /s/ Dominick A. Pagano
                                       ----------------------
                                       Dominick A. Pagano
                                       President and Chief Executive Officer

                                  CERTIFICATION
              OF CHIEF FINANCIAL OFFICER, VICE PRESIDENT - FINANCE

                          EDAC TECHNOLOGIES CORPORATION


              PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF
              2002 (CHAPTER 63, TITLE 18 U.S.C. SECTION 1350 (A) AND (B))


I, Glenn L. Purple, Chief Financial Officer, Vice President-Finance of EDAC Technologies Corporation, certify that:

         1. I have reviewed this annual report on Form 10-K of EDAC Technologies Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: April 14, 2003


                                 /s/ Glenn L. Purple
                                 -------------------
                                 Glenn L. Purple
                                 Chief Financial Officer, Vice President-Finance

                                  EXHIBIT INDEX


Exhibit                                                                                  SEQUENTIAL
Number                                                                                  PAGE NUMBER
------                                                                                 -------------
 3.1       EDAC's Amended and Restated Articles of incorporation                            (1)

 3.2       EDAC's Amended and Restated By-Laws                                             (14)

 4.1       EDAC's Amended and Restated Articles of incorporation                            (1)

 4.2       Sections of EDAC's By-Laws                                                      (14)

10.1       Gros-Ite division Pension Plan                                                   (1)

10.2       EDAC Technologies Corporation Employee Stock Ownership Trust,                    (2)
           effective May 1, 1989

10.3       EDAC Technologies Corporation 1996 Stock Option Plan                             (3)

10.4       Asset Purchase Agreement dated as of May 13, 1998 by and among EDAC,             (4)
           Apex Acquisition Corp., Apex Machine Tool Company, Inc., Gerald S.
           Biondi, James G. Biondi and Michael Biondi.

10.5       Purchase Agreement dated as of May 13, 1998 by and between EDAC,                 (4)
           Gerald S. Biondi, James G. Biondi and Michael Biondi providing for the acquisition of the real estate located at 17 and 21 Spring Lane,
           Farmington, Connecticut.

10.6       Guaranty Agreement dated as of June 30, 1998 by and among EDAC, as               (4)
           guarantor, Apex Acquisition Corporation, Gerald S. Biondi, James G.
           Biondi and Michael Biondi pursuant to which EDAC has guaranteed all of the obligations of Apex Acquisition Corporation under the real estate purchase agreement.

10.7       Promissory note payable by Apex Acquisition Corporation to Gerald S.             (4)
           Biondi, James G. Biondi and Michael Biondi under the real estate purchase agreement.

10.8       Purchase agreement dated as of May 13, 1998 by and between EDAC,                 (4)
           Gerald S. Biondi and James G. Biondi providing for the acquisition, after the satisfaction

           of certain pre-closing conditions, by EDAC Technologies Corporation or its wholly-owned subsidiary of the property located at 55 Spring
           Lane, Farmington, Connecticut.

10.9       Agreement Regarding Purchase Price Adjustments dated September 24,                 (5)
           1998 by and between EDAC, Apex Machine Tool Company, Inc., Biondi
           Tool Company, Inc., Gerald S. Biondi, James G. Biondi and Michael
           Biondi.

10.10      EDAC Technologies Corporation 1998 Stock Option Plan                               (6)

10.11      Employment contract, dated November 20, 1998, between EDAC and Edward              (6)
           J. McNerney

10.12      Change of Control Agreement, dated January 29, 1999, between EDAC                  (7)
           Technologies Corporation and Ronald G. Popolizio

10.13      Employment contract, dated June 23, 1999, between EDAC and Ronald G.               (8)
           Popolizio

10.14      Termination and Release Agreement, dated October 22, 1999, between                 (9)
           EDAC and Edward J. McNerney

10.15      Intentionally omitted

10.16      Consulting Agreement between John DiFrancesco and EDAC dated June 1,              (10)
           2000

10.17      Loan and Security Agreement dated September 29, 2000 among General                (11)
           Electric Capital Corp., EDAC and Apex Machine Tool Company Inc. as
           borrowers

10.18      Leading Borrower's and Second Borrower's Revolving Credit Notes dated             (11)
           as of September 29, 2000 by and between General Electric Capital
           Corporation and EDAC

10.19      Term Note A-1 dated September 29, 2000 by and between General                     (11)
           Electric Capital Corporation and EDAC Technologies Corporation

10.20      Term Note A-2 dated September 29, 2000 by and between General                     (11)
           Electric Capital Corporation and Apex Machine Tool Company, Inc.

10.21      Pledge Agreement dated September 29, 2000 by and between General                  (11)
           Electric Capital Corporation and EDAC

10.22A     Escrow and Forbearance Agreement dated September 29, 2000 by and                 (11)
           between Fleet National Bank and EDAC

10.22B     Amended and Restated Term Note dated September 29, 2000 by and                   (11)
           between Fleet National Bank and EDAC

10.22C     Security Agreement dated September 29, 2000 by and between Fleet                 (11)
           National Bank and EDAC

10.22D     Mortgage Modification Agreement dated September 29, 2000 by and                  (11)
           between Fleet National Bank and EDAC

10.23      Intercreditor and Subordination Agreement dated September 29, 2000 by            (11)
           and between Fleet National Bank, General Electric Capital Corp. and
           EDAC

10.24      Agreement for the Purchase and Sale of Real Estate Dated September               (12)
           28, 2000 by and between EDAC and Globe Corporation

10.25      EDAC Technologies Corporation 2000 Stock Option Plan                             (12)

10.26      EDAC Technologies Corporation 2000-B Stock Option Plan                           (12)

10.27      Employment contract between EDAC and Richard A. Dandurand dated                  (12)
           December 1, 2000

10.28      Change of Control Agreement dated December 1, 2000 between EDAC and              (12)
           Richard A. Dandurand

10.29      Second Amendment of Note dated December 28, 2000 by and among Apex               (12)
           Acquisition Corp. and Gerald S. Biondi, James G. Biondi and Michael
           Biondi.

10.30      Loan Agreement dated February 5, 2001 by and between Farmington                  (13)
           Savings Bank and EDAC.

10.31      Commercial Mortgage Note dated February 5, 2001 by and between                   (13)
           Farmington Savings Bank and EDAC.

10.32      Open-End Mortgage Deed and Security Agreement dated February 5, 2001             (13)
           by and between Farmington Savings Bank and EDAC.

10.33      Environmental Indemnification Agreement dated February 5, 2001 by and            (13)
           between Farmington Savings Bank and EDAC.

10.34      Letter dated May 14, 2002 regarding the Change of Control Agreement             (15)
           dated January 29, 1999 between EDAC and Ronald G. Popolizio.

10.35      Letter dated May 14, 2002 regarding the Change of Control Agreement             (15)
           dated December 1, 2000 between EDAC and Richard A. Dandurand.

10.36      Form of Agreements regarding Indemnification between EDAC and each of           (15)
           its directors and executive officers.

10.37      Consulting Agreement dated July 18, 2002 between EDAC and Dominick A.           (16)
           Pagano.

10.38      Separation Agreement and General Release dated July 29, 2002 between            (16)
           EDAC and Richard A. Dandurand.

10.39      Employment Agreement dated August 13, 2002 between EDAC and Dominick            (16)
           A. Pagano.

10.40*     Forbearance Agreement dated November 26, 2002 by and between EDAC and
           General Electric Capital Corp.

10.41      Separation Agreement and General Release dated July 29, 2002 between
           EDAC and Ronald G. Popolizio

11 Earnings per share information has been incorporated by reference to EDAC's 2002 Annual Report to Shareholders

13         EDAC's 2002 Annual Report to Shareholders

21         Subsidiaries

23.1       Consent of Deloitte & Touche LLP

23.2       Notice of Inability to Obtain Consent of Arthur Andersen LLP

99.1       Certification Pursuant to 18 U.S.C. Section 1350
           As Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

99.2       Certification Pursuant to 18 U.S.C. Section 1350
           As Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

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

(4) Exhibit incorporated by reference to the Company's Current Report on Form 8-K dated June 30, 1998.

(5) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998.

(6) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

(7) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999.

(8) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

(9) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.

(10) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000.

(11) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(12) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

(13) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(14) Exhibit incorporated by reference to the Company's Current Report on Form 8-K dated February 19, 2002.

(15) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 2002.

(16) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 28, 2002.

*    Confidential treatment requested as to certain portions.