Form 10-Q
period 2003-03-29
EDAC TECHNOLOGIES CORP
filed 2003-05-09
CIK 772572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003
                               --------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period                   to
                          -----------------    -----------------

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

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities' Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].


APPLICABLE ONLY TO CORPORATE ISSUERS:

                  On April 28, 2003 there were outstanding 4,416,038 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS


                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 29,     December 28,
                                                      2003            2002
                                                   (Unaudited)       (Note)
                                                  ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash                                            $    228,764    $    207,501
  Trade accounts receivable                          3,602,328       2,891,449
  Inventories                                        5,274,788       5,427,936
  Prepaid expenses and other                           336,269          74,891
  Refundable income taxes                              641,193         641,193
  Land, building and equipment
    held for sale                                    1,545,000       1,545,000
                                                  ------------    ------------
TOTAL CURRENT ASSETS                                11,628,342      10,787,970
                                                  ------------    ------------


PROPERTY, PLANT, AND EQUIPMENT                      23,903,200      23,807,540
 less-accumulated depreciation                      14,460,346      14,132,933
                                                  ------------    ------------
                                                     9,442,854       9,674,607
                                                  ------------    ------------

OTHER ASSETS:
 Deferred income taxes                                 112,623         112,623
 Other                                                   4,999          10,000
                                                  ------------    ------------

                                                  $ 21,188,818    $ 20,585,200
                                                  ============    ============


Note: The balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    March 29,      December 28,
                                                      2003             2002
                                                   (Unaudited)        (Note)
                                                  ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Revolving line of credit                        $  1,612,025     $    668,820
  Current portion of long-term debt                  4,141,338        2,250,091
  Trade accounts payable                             2,717,433        2,287,047
  Employee compensation and
    amounts withheld                                 1,145,541        1,151,062
  Accrued expenses                                     798,814          823,140
  Customer advances                                  1,094,039          930,536
  Deferred income taxes                                112,974          112,974
                                                  ------------     ------------

  TOTAL CURRENT LIABILITIES                         11,622,164        8,223,670
                                                  ------------     ------------

LONG-TERM DEBT,
   less current portion                             12,847,248       15,151,047
                                                  ------------     ------------

OTHER LONG-TERM LIABILITIES                          1,611,875        1,611,875
                                                  ------------     ------------

SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    4,416,038 shares issued                             11,040           11,040
  Additional paid-in capital                         9,358,379        9,358,379
  Accumulated deficit                              (12,213,709)     (11,722,797)
                                                  ------------     ------------
                                                    (2,844,290)      (2,353,378)
  Less: accumulated other
          comprehensive loss                        (2,048,014)      (2,048,014)
        treasury stock, 235 shares                        (165)              --
                                                  ------------     ------------
                                                    (4,892,469)      (4,401,392)
                                                  ------------     ------------

                                                  $ 21,188,818     $ 20,585,200
                                                  ============     ============


Note: The balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      For the quarter ended
                                                  -----------------------------
                                                    March 29,       March 30,
                                                      2003             2002
                                                  ------------     ------------
Sales                                             $  6,109,333     $  7,731,734
Cost of sales                                        5,731,716        7,225,755
                                                  ------------     ------------
    Gross profit                                       377,617          505,979

Selling, general and
  administrative expenses                              710,930          982,016
                                                  ------------     ------------

     Loss from operations                             (333,313)        (476,037)

Non-operating income (expense):
    Interest expense                                  (169,518)        (187,184)
    Other                                               11,919           18,359
                                                  ------------     ------------
                                                      (157,599)        (168,825)
    Loss before income taxes
    and cumulative effect of                          (490,912)        (644,862)
    adoption of SFAS No. 142

Benefit from income taxes                                   --          129,000
                                                  ------------     ------------

Loss before cumulative effect of change
    in accounting principle                           (490,912)        (515,862)

Cumulative effect of adoption of
    SFAS No. 142                                            --      (10,381,077)
                                                  ------------     ------------

    Net loss                                      $   (490,912)    $(10,896,939)
                                                  ============     ============

Basic per common share data (Note A):
  Loss before cumulative effect of change
    in accounting principle                       $      (0.11)    $      (0.12)
  Cumulative effect of adoption of
    SFAS No. 142                                            --            (2.36)
                                                  ------------     ------------
  Net loss                                        $      (0.11)    $      (2.48)
                                                  ============     ============

Diluted per common share data (Note A):
  Loss before cumulative effect of change
    in accounting principle                       $      (0.11)    $      (0.12)
  Cumulative effect of adoption of
    SFAS No. 142                                            --            (2.36)
                                                  ------------     ------------
  Net loss                                        $      (0.11)    $      (2.48)
                                                  ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      For the quarter ended
                                                  -----------------------------
                                                     March 29,       March 30,
                                                       2003            2002
                                                  ------------     ------------
Operating Activities:
  Net loss                                        $   (490,912)    $(10,896,939)
  Depreciation and amortization                        473,188          502,167
  Cumulative effect of adoption of
     SFAS No. 142                                           --       10,381,077
  Changes in working capital items                    (255,232)        (510,398)
                                                  ------------     ------------
      Net cash used in
     operating activities                             (272,956)        (524,093)
                                                  ------------     ------------

Investing Activities:
  Additions to property, plant
    and equipment                                     (236,434)         (71,627)
                                                  ------------     ------------

Financing Activities:
  Increase in revolving
    line of credit                                     943,205          962,116
  Payments of long-term debt                          (412,552)        (499,402)
  Borrowings of long-term debt                              --           24,278
  Proceeds from exercise of common
    stock options                                           --          104,376
                                                  ------------     ------------
    Net cash provided by
     financing activities                              530,653          591,368
                                                  ------------     ------------

Increase (decrease) in cash                             21,263           (4,352)
Cash at beginning of period                            207,501          176,245
                                                  ------------     ------------

Cash at end of period                             $    228,764     $    171,893
                                                  ============     ============

Supplemental Disclosure of
   Cash Flow Information:
         Interest paid                            $    200,646     $    187,325


The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 29, 2003


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending January 3, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2002.


Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of March 29, 2003 and December 28, 2002, inventories consisted of the following:


                                 March 29,      December 28,
                                   2003             2002
                               ------------     ------------
         Raw materials         $    697,394     $    676,107
         Work-in-progress         3,592,660        3,675,325
         Finished goods           1,807,655        1,842,898
                               ------------     ------------
                                  6,097,709        6,194,330
         Reserve for excess
          and obsolete             (822,921)        (766,394)
                               ------------     ------------
         Inventories, net      $  5,274,788     $  5,427,936
                               ============     ============


In April 2002, EDAC's largest customer told EDAC to stop work on a significant portion of EDAC's inventory due to the customer's reduced requirements. During the quarter ended December 28, 2002, EDAC reached an agreement with the customer to receive an advance for terminated contracts. A majority of the amount received prior to December 28, 2002 had not been recognized as revenue since the terminated contracts at the time were still subject to approval by the customer. During the quarter ended March 29, 2003, the Company received additional advances due under the agreement. Additionally, during such quarter, some of the terminated contracts were approved by the customer and amounts were recognized as revenue.

Land, building and equipment held for sale: In October 2002, the Company adopted a consolidation plan. Under the plan, the Company consolidated its four independent divisions into one entity, allowing the Company to reduce overhead, improve operating efficiencies and share resources. The consolidation resulted in the physical relocation of 130 people and the related equipment without suspending operations. The consolidation commenced in the fourth quarter of 2002 and was completed in the first quarter of 2003. The Company incurred costs of $159,000 in the first quarter of 2003 related to the restructuring, which are included in cost of sales in the accompanying consolidated statements of operations. Additionally, land and a building are listed for sale and excess equipment will be sold at an auction to be held in the second quarter of 2003 as a result of the consolidation.

Goodwill: Effective December 30, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". The Company completed the impairment test as of such date and wrote-off $10,381,077 of goodwill related to the 1998 acquisition of Apex Machine Tool Co. as a cumulative effect of change in accounting principle in the first fiscal quarter of 2002. The write-off was the result of the decline in the fair market value of Apex since the acquisition date due primarily to a reduction in Apex's sales volume. The impairment loss was computed using the estimated fair market value of Apex as of the write-off date. No tax benefit was recorded due to the uncertainty of realization of the related deferred tax asset.


Loss Per Share: The number of shares used in the loss per common share computations for the quarters ended March 29, 2003 and March 30, 2002 are as follows:

                                        For the quarter ended
                                        ---------------------
                                        March 29,   March 30,
                                           2003        2002
                                        ---------   ---------
Basic:
  Average common
  shares outstanding                    4,415,960   4,386,038

Diluted:
  Dilutive effect of
  stock options                                --          --
                                        ---------   ---------

  Average common shares diluted         4,415,960   4,386,038
                                        =========   =========


Options excluded since anti-dilutive      644,200     796,700
                                        =========   =========


The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS No. 123, the

Company's net loss would have been adjusted to reflect the following pro forma amounts:

                                                   For the quarter ended
                                                March 29,         March 30,
                                                  2003              2002
                                             -------------     -------------
Loss:
   As reported                               $    (490,912)    $ (10,896,939)
   Effect of stock-based employee
   compensation expense determined
   under fair valuation method for all
   awards, net of any related tax effects           (6,660)          (17,752)
                                             -------------     -------------
   Pro forma                                 $    (497,572)    $ (10,914,691)
                                             =============     =============

Loss per common share:
   Basic loss per share:
        As reported                          $       (0.11)    $       (2.48)
        Pro forma                                    (0.11)            (2.49)

   Diluted loss per share as reported:
        As reported                          $       (0.11)    $       (2.48)
        Pro forma                                    (0.11)            (2.49)


Comprehensive Loss : Comprehensive loss is the same as net loss for the quarters ended March 29, 2003 and March 30, 2002.

Treasury stock: On October 11, 2002, the Company terminated its Employee Stock Ownership Plan and distributed the accounts of all participants in the form of shares of the Company. The fractional share portion of each account was paid in cash by the Company. The fractional shares totaling 235 shares were transferred back to the Company as treasury stock.

New Accounting Standards: In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 will result in the reclassification of the extraordinary gain, net of tax of $2.8 million in 2001, to other income by the Company in the Company's fiscal 2003 Form 10-K.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for the Company in fiscal 2003. SFAS No. 146 will affect any restructuring activities of the Company after fiscal 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure and amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that Statement. The Company has not adopted the fair value recognition principles of SFAS No. 123; therefore this Statement has had no effect upon the Company's consolidated financial condition or results of operations. The Company has provided the additional quarterly disclosures required in this filing.

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation requires certain guarantees to be recorded at fair values and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Adoption of this Interpretation did not have any impact on the Company's consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which requires an enterprise to assess if consolidation is appropriate based upon its variable economic interest in variable interest entities ("VIE"). Interpretation 46 is effective for new VIE's established subsequent to February 1, 2003 and must be adopted for existing VIE's by July 1, 2003. The Company does not invest in investment structures that require analysis under the Interpretation and the adoption of Interpretation 46 did not have any impact on the Company's consolidated financial condition or results of operations.

NOTE B -- SEGMENT INFORMATION

As a result of the restructuring commencing in the fourth quarter of 2002 and ending in the first quarter of 2003, the Company now operates as one segment.


NOTE C -- FINANCING ARRANGEMENTS


Long-term debt consisted of the following:



                                                3/29/03       12/28/02
                                              -----------    -----------
Notes payable due in 35 monthly principal
  installments of $122,734 commencing
  November 1, 2000 with a balloon payment
  due September 29, 2003. (1)                 $ 3,692,068    $ 4,068,451

Note payable to former lender with
  principal due in one payment on
  September 29, 2004. "Note to Former           9,462,347      9,462,347
  Lender" (2)

Mortgage due to bank in 240 monthly
  installments of $18,578 including
  interest at 9.45% subject to
  change every 5 years                          1,928,797      1,941,572

Note payable to former shareholders of
  Apex Machine Tool Company, Inc.  Monthly
  interest payments at 10.12%. Balloon
  principal payment due on
  January 5, 2004                               1,659,638      1,659,638

Equipment notes payable due in 36 monthly
  principal payments of $700 and $674              28,792         33,662

Capitalized lease obligations                     216,944        235,468
                                              -----------    -----------
                                               16,988,586     17,401,138
Less-current portion of long-term debt          4,141,338      2,250,091
                                              -----------    -----------
                                              $12,847,248    $15,151,047
                                              ===========    ===========


     1. In April 2003, the repayment terms were revised as discussed below.

     2. See discussion below for discussion of April 1, 2003 refinancing.


On April 1, 2003, the Company's former lender (the "Former Lender") canceled the Note to Former Lender in the amount of $9,728,000 including principal, interest and late fees in exchange for (i) a new promissory note in the principal amount of $1,325,000 and (ii) a new promissory note in the amount of $1,000,000 (collectively, the "New Notes"). The transaction resulted in the forgiveness of indebtedness and accrued interest and fees and will be accounted for as a troubled debt restructuring in the second quarter of 2003. The Company will record a gain in the second quarter of 2003 of $7.3 million (before income taxes) representing the difference between the carrying value of the Note to Former Lender, including accrued interest and fees, and the payments due under the new notes, including interest. The $1.325 million note payable bears interest at 7% per annum and is repayable in 18 monthly installments of $73,611. The $1 million note is non-interest bearing and will be paid only upon the occurrence of certain events on or before March 31, 2005, including a change of control, sale of the Company or liquidation. The $1 million note will reduce to $750,000 on April 1, 2004 if none of such events have occurred or been initiated as of that date.

Additionally, in April 2003 the Company entered into an amended agreement with its primary lender regarding the Company's revolving credit facility and term loans. Under the terms of the amended agreement, the maturity date of the revolver was changed to January 4, 2005, the term loans were extended, covenant violations for 2002 and the first quarter of 2003 were waived and financial covenant requirements were revised commencing in the second quarter of 2003 (collectively, with the troubled debt restructuring above, the "2003 Refinancing"). The classification of long-term debt has been determined in the accompanying December 28, 2002 and March 29, 2003 consolidated balance sheets based on the repayment terms after consideration of the 2003 Refinancing.

As of March 29, 2003, $1,612,025 was outstanding on the Company's revolving line of credit and $1,131,000 was available for additional borrowings.


NOTE D - EMPLOYMENT CONTRACT

On February 13, 2003, the Company entered into an amended and restated employment contract with the Company's Chief Executive Officer. Under the terms of the amendment, the vesting for 84,000 of the CEO's options was accelerated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales. The Company's sales in the first quarter of 2003 decreased $1,623,000 or 21.0% compared to the first quarter of 2002 from $7,732,000 to $6,109,000. Such decrease resulted from the following (in thousands):

                                          For the Three Months Ended
                                     -----------------------------------
                                     March 29,     March 30,
         Product Line                  2003          2002        Change
         ------------                ---------    ---------    ---------
Engineered Precision Components      $   1,812    $   3,354    $  (1,542)

Precision Engineered Technologies          873          726          147

Precision Large Machining                  366          692         (326)

Apex Machine Tool Co.                    3,058        2,960           98


A continuing decline in the aerospace industry resulted in lower sales in the Engineered Precision Components and Precision Large Turning product lines in the first quarter of 2003 compared to the comparable period in 2002.

As of March 29, 2003, sales backlog was approximately $18,000,000 compared to $18,500,000 as of December 28, 2002. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $7,800,000 of its March 29, 2003 backlog during the remainder of the 2003 fiscal year. The remaining $10,200,000 of backlog is deliverable in the fiscal year 2004 and beyond.

Cost of Sales. Cost of sales increased as a percentage of sales to 93.8% from 93.5% for the three months ended March 29, 2003 and March 30, 2002, respectively. This increase was the result of $159,000 in restructuring costs recorded in the first quarter of 2003. Excluding the $159,000, the cost of sales as a percentage of sales would have decreased due to the consolidation of the Company's four divisions into one entity resulting in synergies as well as reductions in overhead, which favorably impacted gross margin. The Company has also made certain changes within the production cycle to compensate for schedule shifting and delays in customer orders as a result of the continued downturn in the jet engine industry.

Selling, General & Administrative Expenses. Selling, general and administrative costs for the first quarter of 2003 decreased by $271,000 or 27.6% compared to the first quarter of 2002. The decrease in these costs was mainly the result of
(i) decreased compensation and commissions due to lower sales levels and layoffs and (ii) decreased professional expenses.

Interest Expense. Interest expense decreased by $17,000 or 9.1% to $170,000 for the first quarter of 2003 from $187,000 for the first quarter of 2002. This is primarily due to the lower indebtedness from the first quarter of 2002 to the first quarter of 2003.

Liquidity and Capital Resources.

As of March 29, 2003, $1,612,025 was outstanding on the Company's revolving line of credit and $1,131,000 was available for additional borrowings.

Net cash used in operating activities of $273,000 for the three months ended March 29, 2003, resulted primarily from increases in accounts receivable and prepaid expenses partially offset by an increase in accounts payable.

Net cash used in investing activities of $236,000 for the three months ended March 29, 2003, consisted of expenditures for machinery and computer equipment.

Net cash provided by financing activities of $531,000 for the three months ended March 29, 2003, resulted from borrowings on the Company's revolving line of credit partially offset by repayments of long-term debt.

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

In October 2002, the Company adopted a consolidation plan. Under the plan, the Company consolidated its four independent divisions into one entity, allowing the Company to reduce overhead, improve operating efficiencies and share resources. The consolidation resulted in the physical relocation of 130 people and the related equipment without suspending operations. The consolidation commenced in the fourth quarter of 2002 and was completed in the first quarter of 2003. The Company incurred costs of $159,000 in the first quarter of 2003 related to the restructuring, which are included in cost of sales in the accompanying consolidated statements of operations. Additionally, land and a building are listed for sale and excess equipment will be sold at an auction to be held in the second quarter of 2003 as a result of the consolidation.

On April 1, 2003, the Former Lender canceled the Note to Former Lender in the amount of $9,728,000 including principal, interest and late fees in exchange for
(i) a new promissory note in the principal amount of $1,325,000 and (ii) a new promissory note in the amount of $1,000,000 (collectively, the "New Notes"). The transaction resulted in the forgiveness of indebtedness and accrued interest and fees and will be accounted for as a troubled debt restructuring. The Company will record a gain in the second quarter of 2003 of $7.3 million (before income taxes) representing the difference between the carrying value of the Note to Former Lender, including accrued interest and fees, and the payments due under the new notes, including interest. The $1.325 million note payable bears interest at 7% per annum and is repayable in 18 monthly installments of $73,611. The $1 million note is non-interest bearing and will be paid only upon the occurrence of certain events on or before March 31, 2005, including a change of control, sale of the Company or liquidation. The $1 million note will reduce to $750,000 on April 1, 2004 if none of such events have occurred or been initiated as of that date.

Additionally, in April 2003 the Company entered into an amended agreement with its primary lender regarding the Company's revolving credit facility and term loans. Under the terms of the amended agreement, the maturity date of the revolver was changed to January 4, 2005, the term loans were extended, covenant violations for 2002 and for the first quarter of 2003 were waived and financial covenant requirements were revised going forward (collectively, with the troubled debt restructuring above, the "2003 Refinancing"). The classification of long-term debt has been determined in the accompanying December 28, 2002 and March 29, 2003 consolidated balance sheet based on the repayment terms after consideration of the 2003 Refinancing.


All statements other than historical statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, statements about the Company's bank agreements, statements about the Company's backlog, statements about the Company's action to improve operating performance, and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the Company's ability to effectively use business-to-business tools on the Internet to improve operating results; the adequacy of the Company's revolving credit facility and other sources of capital; and other factors discussed in the Company's annual report on Form 10-K for the year ended December 28, 2002. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 29, 2003 there have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of December 28, 2002 in the Company's Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure and procedures

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly Report on Form 10-Q and concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Change in internal controls

There were no significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.


                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         3.1   EDAC's Amended and Restated Articles of Incorporation

         3.2   EDAC's Amended and Restated By-laws

        10.1 Amended and Restated Employment contract dated February 13, 2003 between EDAC and Dominick Pagano.

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


                                          EDAC TECHNOLOGIES CORPORATION


May 9, 2003                               By /s/ Glenn L. Purple
                                             --------------------------------
                                          Glenn L. Purple, Chief Financial
                                          Officer and duly authorized officer


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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


     Date: May 9, 2003



                                          /s/ Dominick A. Pagano
                                          -------------------------------------
                                          Dominick A. Pagano
                                          President and Chief Executive Officer




I, Glenn L. Purple, Chief Financial Officer of EDAC Technologies Corporation, certify that:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


     Date: May 9, 2003


                                                     /s/ Glenn L. Purple
                                                     -----------------------
                                                     Glenn L. Purple
                                                     Chief Financial Officer

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

 10.1     Amended and Restated Employment contract dated
          February 13, 2003 between EDAC and Dominick Pagano.

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