Form 10-Q
period 2003-06-28
EDAC TECHNOLOGIES CORP
filed 2003-08-07
CIK 772572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

                  On July 21, 2003 there were outstanding 4,415,803 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 28,        December 28,
                                                      2003             2002
                                                   (Unaudited)        (Note)
                                                   -----------      ------------
ASSETS
CURRENT ASSETS:
  Cash                                             $   369,214       $   207,501
  Trade accounts receivable                          3,806,731         2,891,449
  Inventories                                        4,745,170         5,427,936
  Prepaid expenses and other                           401,346            74,891
  Refundable income taxes                                    -           641,193
  Land, building and equipment
    held for sale                                    1,450,000         1,545,000
                                                   -----------       -----------
TOTAL CURRENT ASSETS                                10,772,461        10,787,970
                                                   -----------       -----------

PROPERTY, PLANT, AND EQUIPMENT                      23,910,407        23,807,540
 less-accumulated depreciation                      14,922,061        14,132,933
                                                   -----------       -----------
                                                     8,988,346         9,674,607
                                                   -----------       -----------
OTHER ASSETS:
 Deferred income taxes                                 112,623           112,623
 Other                                                  45,064            10,000
                                                   -----------       -----------

                                                   $19,918,494       $20,585,200
                                                   ===========       ===========


Note: The balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 28,      December 28,
                                                       2003           2002
                                                    (Unaudited)      (Note)
                                                   ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Revolving line of credit                         $  2,106,172    $    668,820
  Current portion of long-term debt                   4,204,630       2,250,091
  Trade accounts payable                              2,303,847       2,287,047
  Employee compensation and
         amounts withheld                             1,009,412       1,151,062
  Accrued expenses                                      480,936         823,140
  Customer advances                                     679,959         930,536
  Deferred income taxes                                 112,974         112,974
                                                   ------------    ------------

         TOTAL CURRENT LIABILITIES                   10,897,930       8,223,670
                                                   ------------    ------------
LONG-TERM DEBT,
   less current portion                               5,072,751      15,151,047
                                                   ------------    ------------

OTHER LONG-TERM LIABILITIES                           1,611,875       1,611,875
                                                   ------------    ------------

SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    4,416,038 shares issued                              11,040          11,040
  Additional paid-in capital                          9,358,379       9,358,379
  Accumulated deficit                                (4,985,302)    (11,722,797)
                                                   ------------    ------------
                                                      4,384,117      (2,353,378)
  Less: accumulated other
          comprehensive loss                         (2,048,014)     (2,048,014)
        treasury stock, 235 shares                         (165)              -
                                                   ------------    ------------
                                                      2,335,938      (4,401,392)
                                                   ------------    ------------

                                                   $ 19,918,494    $ 20,585,200
                                                   ============    ============

Note: The balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                           For the three months ended       For the six months ended
                                          ----------------------------      -------------------------
                                            June 28,        June 29,        June 28,        June 29,
                                              2003            2002            2003            2002
                                          ------------    ------------    ------------    ------------
Sales                                     $  7,137,812    $  6,274,246    $ 13,247,145    $ 14,005,980
Cost of sales                                6,253,856       5,943,904      11,985,572      13,169,659
                                          ------------    ------------    ------------    ------------
    Gross profit                               883,956         330,342       1,261,573         836,321
Selling, general and
  and administrative
  expenses                                     762,631         923,956       1,473,561       1,905,972
                                          ------------    ------------    ------------    ------------

Income (loss)
   from operations                             121,325        (593,614)       (211,988)     (1,069,651)

Non-operating income
  (expense):
      Gain on debt
        restructuring                        7,253,203               -       7,253,203               -
      Interest expense                        (177,415)       (186,232)       (346,933)       (373,416)
      Other                                     31,294          14,197          43,213          32,556
                                          ------------    ------------    ------------    ------------
      Total non-operating
        income (expense)                     7,107,082        (172,035)      6,949,483        (340,860)

Income (loss) before
  income taxes and cumulative
  effect of adoption
  of SFAS No. 142                            7,228,407        (765,649)      6,737,495      (1,410,511)

Benefit from income taxes                            -         153,592               -         282,592
                                          ------------    ------------    ------------    ------------

Income (loss) before
  cumulative effect of change
  in accounting principle                    7,228,407        (612,057)      6,737,495      (1,127,919)

Cumulative effect of
  adoption of SFAS No. 142                           -               -               -     (10,381,077)
                                          ------------    ------------    ------------    ------------

Net income (loss)                         $  7,228,407    $   (612,057)   $  6,737,495    $(11,508,996)
                                          ============    ============    ============    ============

Basic per common share data (Note A):
   Income (loss) before
   cumulative effect of change in
   accounting principle                   $       1.64    $      (0.14)   $       1.53    $      (0.26)
  Cumulative effect of change
   in accounting principle                           -               -               -           (2.36)
                                          ------------    ------------    ------------    ------------
  Net income (loss)                       $       1.64    $      (0.14)   $       1.53    $      (2.62)
                                          ============    ============    ============    ============

Diluted per common share data (Note A):
   Income (loss) before
   cumulative effect of change in
   accounting principle                   $       1.60    $      (0.14)   $       1.50    $      (0.26)
  Cumulative effect of change
   in accounting principle                           -               -               -           (2.36)
                                          ------------    ------------    ------------    ------------
  Net income (loss)                       $       1.60    $      (0.14)   $       1.50    $      (2.62)
                                          ============    ============    ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                        For the six months ended
                                      ----------------------------
                                        June 28,        June 29,
                                         2003             2002
                                      ------------    ------------
Operating Activities:
  Net income (loss)                   $  6,737,495    $(11,508,996)
  Depreciation and amortization            962,722       1,004,332
  Gain on sale of equipment                (30,942)              -
  Forgiveness of debt                   (7,253,203)              -
  Cumulative effect of adoption of
     SFAS No. 142                                -      10,381,077
  Changes in working capital items        (445,060)      1,415,023
  Other                                    (59,065)        (41,025)
                                      ------------    ------------
     Net cash (used in) provided by
       operating activities                (88,053)      1,250,411
                                      ------------    ------------

Investing Activities:
  Additions to property, plant
    and equipment                         (260,641)        (94,754)
  Proceeds from sales of property,
    plant and equipment                    134,123          53,400
                                      ------------    ------------
     Net cash used in
       investing activities               (126,518)        (41,354)
                                      ------------    ------------

Financing Activities:
  Increase (decrease) in revolving
    line of credit                       1,437,352        (181,710)
  Payments of long-term debt            (1,061,068)       (998,601)
  Borrowings of long-term debt                   -          24,278
  Proceeds from exercise of common
    stock options                                -         104,376
                                      ------------    ------------
    Net cash provided by (used in)
     financing activities                  376,284      (1,051,657)
                                      ------------    ------------

Increase in cash                           161,713         157,400
Cash at beginning of period                207,501         176,245
                                      ------------    ------------

Cash at end of period                 $    369,214    $    333,645
                                      ============    ============

Supplemental Disclosure of
   Cash Flow Information:
         Interest paid                $    362,619    $    371,777
     Non-cash transactions:
       Fractional shares of common
         stock returned to the
             Company from ESOP                 165               -

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 28, 2003

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending January 3, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2002.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of June 28, 2003 and December 28, 2002, inventories consisted of the following:

                       June 28,    December 28,
                        2003           2002
                     -----------   ------------
Raw materials        $   789,309    $   676,107
Work-in-progress       2,813,086      3,675,325
Finished goods         1,965,847      1,842,898
                     -----------    -----------
                       5,568,242      6,194,330
Reserve for excess
 and obsolete           (823,072)      (766,394)
                     -----------    -----------
Inventories, net     $ 4,745,170    $ 5,427,936
                     ===========    ===========

In April 2002, EDAC's largest customer told EDAC to stop work on a significant portion of EDAC's inventory due to the customer's reduced requirements. During the quarter ended December 28, 2002, EDAC reached an agreement with the customer to receive an advance for terminated contracts. A majority of the amount received prior to December 28, 2002 had not been recognized as revenue since the terminated contracts at the time were still subject to approval by the customer. During the three and six month periods ended March 29, 2003 and June 28, 2003, the Company received additional advances due under the agreement. Additionally, during the three and six month periods ended March 29, 2003 and June 28, 2003, some of the terminated contracts were approved by the customer and amounts were recognized as revenue. As of June 28, 2003, all advances under the agreement had been received.

Land, building and equipment held for sale: In October 2002, the Company adopted a consolidation plan. Under the plan, the Company consolidated its four independent divisions into one entity, allowing the Company to reduce overhead, improve operating efficiencies and share resources. The consolidation resulted in the physical relocation of 130 people and the related equipment without suspending operations. The consolidation commenced in the fourth quarter of 2002 and was completed in the first quarter of 2003. The Company incurred costs of $159,000 in the first quarter of 2003 related to the restructuring, which were included in cost of sales in the consolidated statement of operations during the three months ended March 29, 2003. Additionally, land and a building are listed for sale. Excess equipment as a result of the consolidation was sold at an auction in the second quarter of 2003. Net proceeds from the auction totaled $119,000, resulting in a gain of $31,000.

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

Income (loss) Per Share: The number of shares used in the income (loss) per common share computations for the three and six month periods ended June 28, 2003 and June 29, 2002 are as follows:

                         For the three months ended   For the six months ended
                         --------------------------   ------------------------
                          June 28,        June 29,    June 28,       June 29,
                           2003             2002        2003           2002
                         ---------        ---------   ---------      ---------
Basic:
  Average common
    shares outstanding   4,415,803        4,416,038   4,415,881      4,401,038
Diluted:
  Dilutive effect of
    stock options           98,417                -      64,898              -
                         ---------        ---------   ---------      ---------
  Average common
  shares diluted         4,514,220        4,416,038   4,480,779      4,401,038
                         =========        =========   =========      =========

Options excluded
  since anti-dilutive      310,500          782,700     310,500        782,700
                         =========        =========   =========      =========

The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS No. 123, the Company's net income (loss) would have been adjusted to reflect the following pro forma amounts:

                                       For the three months ended       For the six months ended
                                       --------------------------       ------------------------
                                        June 28,          June 29,       June 28,      June 29,
                                          2003              2002           2003          2002
                                     -------------       ----------    -----------   ------------
Income (loss):
  As reported                        $   7,228,407       ($612,057)     $ 6,737,495   ($11,508,996)

   Effect of stock-based employee
   compensation expense determined
   under fair valuation method for
   all awards, net of any
   related tax effects                      (5,550)        (17,750)         (11,100)       (35,500)
                                     -------------       ----------     -----------   ------------
   Pro forma                         $   7,222,857       ($629,807)     $ 6,726,395   ($11,544,496)
                                     =============       ==========     ===========   ============

Income (loss) per common share:
  Basic:
    As reported                      $        1.64          ($0.14)     $     1.53         ($2.62)
    Pro forma                        $        1.64           (0.14)           1.52          (2.62)

  Diluted:
    As reported                      $        1.60          ($0.14)     $     1.50          (2.62)
    Pro forma                        $        1.60           (0.14)           1.50          (2.62)

Comprehensive Income (Loss) : Comprehensive income (loss) is the same as net income (loss) for the three and six month periods ended June 28, 2003 and June 29, 2002.

Treasury stock: On October 11, 2002, the Company terminated its Employee Stock Ownership Plan and distributed the accounts of all participants in the form of shares of the Company. The fractional share portion of each account was paid in cash by the Company. Fractional shares aggregating 235 shares were transferred back to the Company as treasury stock.

New Accounting Standards: In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 will result in the reclassification of the extraordinary gain, net of tax of $2.8 million in 2001, to other income by the Company in the Company's fiscal 2003 Form 10-K. Additionally, in accordance with SFAS No. 145, the gain on debt restructuring in the six months ended June 28, 2003 has been classified as non-operating income.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure and Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that Statement. The Company has not adopted the fair value recognition principles of SFAS No. 123; therefore this Statement has had no effect upon the Company's consolidated financial condition or results of operations. The Company has provided the additional quarterly disclosures required by SFAS No. 148 in this filing.

In April 2003, the FASB issued SFAS 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement will not have any impact on the Company's consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances). The scope of SFAS No. 150 includes financial instruments issued in the form of shares that are mandatorily redeemable and that employ unconditional obligations requiring the issuer to redeem it by transferring its assets at a specific or determinable date or upon an event that is certain to occur.

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Mandatorily redeemable financial instruments of nonpublic entities are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. The adoption of this statement will not have any impact on the Company's consolidated financial condition or results of operations.

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

NOTE C -- FINANCING ARRANGEMENTS

Long-term debt consisted of the following:

                                                    June 28,    December 28,
                                                      2003          2002
                                                   -----------  ------------
Notes payable due in 35 monthly principal
  installments of $122,734 (1)                     $ 3,323,866   $ 4,068,451

Note payable due in 18 monthly principal
  installments of $73,611 plus
  interest (1)(2)                                    1,156,682             -

Non-interest bearing note payable
  to former lender payable only upon
  the occurrence of certain events (1)               1,000,000             -

Note payable to former lender with principal due
  in one payment on September 29, 2004 "Note to
  Former Lender". (1)                                        -     9,462,347

Mortgage due to bank in 240 monthly
  installments of $18,578 including
  interest at 9.45% subject to
  change every 5 years                               1,919,602     1,941,572

Note payable to former shareholders of
  Apex Machine Tool Company, Inc. Monthly
  interest payments at 10.12%. Balloon
  principal payment due on
  January 5, 2004                                    1,659,638     1,659,638

Equipment notes payable due in 36 monthly
  principal payments of $700 and $674                   24,669        33,662

Capitalized lease obligations                          192,924       235,468
                                                   -----------   -----------
                                                     9,277,381    17,401,138
Less-current portion of long-term debt               4,204,630     2,250,091
                                                   -----------   -----------
                                                   $ 5,072,751   $15,151,047
                                                   ===========   ===========

     1.   See below for discussion of April 1, 2003 refinancing.

     2. Amount includes $52,515 of interest recorded in accordance with accounting for troubled debt restructurings.

On April 1, 2003, the Company's former lender (the "Former Lender") canceled the Note to Former Lender in the amount of $9,728,000 including principal, interest and late fees in exchange for (i) a new promissory note in the principal amount of $1,325,000 and (ii) a new promissory note in the amount of $1,000,000 (collectively, the "New Notes"). The transaction resulted in the forgiveness of indebtedness and accrued interest and fees and has been accounted for as a troubled debt restructuring in the second quarter of 2003. The Company recorded a gain in the second quarter of 2003 of $7,253,000 representing the difference between the carrying value of the Note to Former Lender, including accrued interest and fees, and the payments due under the New Notes, including interest. The $1,325,000 note payable bears interest at 7% per annum and is repayable in 18 monthly installments of $73,611. The $1 million note is non-interest bearing and will be paid only upon the occurrence of certain events on or before March 31, 2005, including a change of control, sale of the Company or liquidation. The $1 million note will reduce to $750,000 on April 1, 2004 if none of such events have occurred or been initiated as of that date.

Additionally, in April 2003 the Company entered into an amended agreement with its primary lender regarding the Company's revolving credit facility and term loans. Under the terms of the amended agreement, the maturity date of the revolver was changed to January 3, 2005, the term loans were extended to January 3, 2005, covenant violations for 2002 and the first quarter of 2003 were waived and financial covenant requirements were revised commencing in the second quarter of 2003 (collectively, with the troubled debt restructuring above, the "2003 Refinancing"). The classification of long-term debt has been determined in the accompanying condensed balance sheets based on the repayment terms after consideration of the 2003 Refinancing. As of June 28, 2003, the Company was in compliance with its financial covenants.

As of June 28, 2003, $2,106,172 was outstanding on the Company's revolving line of credit and $1,178,000 was available for additional borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales. The Company's sales increased $864,000, or 13.8%, and decreased by $759,000, or 5.4%, for the three and six months ended June 28, 2003 compared to the three and six months ended June 29, 2002.

Sales and sales increases (decreases) for the three and six month periods ended June 28, 2003 compared to the three and six month periods ended June 29, 2002 by product line were as follows (in thousands):

                                    For the Three Months Ended
                                    --------------------------
                                    June 29,  June 30,
          Product Line               2003      2002     Change
          ------------              --------  --------  -------
Engineered Precision Components     $ 1,920   $ 2,320   ($  400)

Precision Engineered Technologies       736       438       298

Precision Large Machining               312       540      (228)

Apex Machine Tool Co.                 4,170     2,976     1,194
                                    -------   -------   -------

Total                               $ 7,138   $ 6,274   $   864
                                    =======   =======   =======

                                     For the Six Months Ended
                                     ------------------------
                                    June 29,  June 30,
          Product Line                2003      2002     Change
          ------------              --------  --------  -------
Engineered Precision Components     $ 3,732   $ 5,673   ($1,941)

Precision Engineered Technologies     1,609     1,164       445

Precision Large Machining               678     1,232      (554)

Apex Machine Tool Co.                 7,228     5,937     1,291
                                    -------   -------   -------

Total                               $13,247   $14,006   ($  759)
                                    =======   =======   =======

Apex Machine Tool Co. sales have increased due to a general increase in the machine tool industry. The continuing decline in the aerospace industry resulted in lower sales in the Engineered Precision Components and Precision Large Turning product lines in the three and six month periods ended June 28, 2003 compared to the comparable periods in 2002.

As of June 28, 2003, sales backlog was approximately $15,900,000 compared to $18,500,000 as of December 28, 2002. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. This decrease in sales backlog is due to declining orders resulting from the continued decline in the aerospace industry. The Company presently expects to complete approximately $5,500,000 of its June 28, 2003 backlog during the remainder of the 2003 fiscal year. The remaining $10,400,000 of backlog is deliverable in the fiscal year 2004 and beyond.

Cost of Sales. Cost of sales as a percentage of sales decreased to 87.6% from 94.7% and to 90.5% from 94.0%, for the three and six month periods ended June 28, 2003 compared to the three and six month periods ended June 28, 2002. This decrease was the result of the consolidation of the Company's four divisions into one entity resulting in synergies as well as reductions in overhead, which favorably impacted gross margin. The Company has also made certain changes within the production cycle to compensate for schedule shifting and delays in customer orders as a result of the continued downturn in the jet engine industry.

Selling, General & Administrative Expenses. Selling, general and administrative costs decreased by $161,000, or 17.5%, and by $432,000, or 22.7%, for the three and six month periods ended June 28, 2003 compared to the three and six month periods ended June 29, 2002. The decrease in these costs for the three and six month periods was mainly the result of (i) decreased compensation and commissions due to lower sales levels and layoffs and (ii) decreased professional expenses.

Interest Expense. Interest expense decreased by $9,000, or 4.7%, and by $26,000, or 7.0%, for the three and six month periods ended June 28, 2003 compared to the three and six month periods ended June 29, 2002. This is primarily due to lower indebtedness and lower interest rates in the 2003 periods compared to the 2002 periods although not all of the benefit can be seen in the condensed consolidated statement of operations due to the accounting for debt restructuring which affects the accounting for interest expense.

Income taxes. Due to the company's insolvency at the time that certain debts were forgiven, approximately $6.2 million of income from the debt discharge will be exempt from taxation with a corresponding reduction in the tax basis of the Company's assets. Federal income tax loss carryforwards (NOLs) will be used to offset the balance of the gain. NOLs would also be utilized to offset any earnings in excess of the gain on forgiveness of indebtedness during 2003. Accordingly, no tax provision has been recorded as of June 28, 2003.

Liquidity and Capital Resources.

As of June 28, 2003, $2,106,172 was outstanding on the Company's revolving line of credit and $1,178,000 was available for additional borrowings.

Net cash used in operating activities of $88,000 for the six months ended June 28, 2003, resulted primarily from net income consisting of non-cash income related to the forgiveness of indebtedness and non-cash charges for depreciation and amortization, and a decrease in inventories and the collection of refundable income taxes offset by increases in accounts receivable and prepaid expenses.

Net cash used in investing activities of $127,000 for the six months ended June 28, 2003, consisted primarily of expenditures for machinery and computer equipment offset by proceeds from the sale of equipment.

Net cash provided by financing activities of $376,000 for the six months ended June 28, 2003, resulted from borrowings on the Company's revolving line of credit partially offset by repayments of long-term debt.

Net cash provided by operating activities of $1,250,000 for the six months ended June 29, 2002, resulted primarily from the net loss representing non-cash charges for the adoption of SFAS No. 142 and depreciation and amortization and lower receivables and inventory amounts partially offset by lower accrued expenses and employee compensation.

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

In October 2002, the Company adopted a consolidation plan. Under the plan, the Company consolidated its four independent divisions into one entity, allowing the Company to reduce overhead, improve operating efficiencies and share resources. The consolidation resulted in the physical relocation of 130 people and the related equipment without suspending operations. The consolidation commenced in the fourth quarter of 2002 and was completed in the first quarter of 2003. The Company incurred costs of $159,000 in the first quarter of 2003 related to the restructuring, which are included in cost of sales in the consolidated statement of operations during the three months ended March 29, 2003. Additionally, land and a building are listed for sale and excess equipment as a result of the consolidation was sold at an auction held in the second quarter of 2003. Net proceeds from the auction totaled $119,000 resulting in a gain of $31,000.

On April 1, 2003, the Former Lender canceled the Note to Former Lender in the amount of $9,728,000 including principal, interest and late fees in exchange for
(i) a new promissory note in the principal amount of $1,325,000 and (ii) a new promissory note in the amount of $1,000,000 (collectively, the "New Notes"). The transaction resulted in the forgiveness of indebtedness and accrued interest and fees and has been accounted for as a troubled debt restructuring. The Company recorded a gain in the second quarter of 2003 of $7,253,000 representing the difference between the carrying value of the Note to Former Lender, including accrued interest and fees, and the payments due under the New Notes, including interest. The $1,325,000 note payable bears interest at 7% per annum and is repayable in 18 monthly installments of $73,611. The $1 million note is non-interest bearing and will be paid only upon the occurrence of certain events on or before March 31, 2005, including a change of control, sale of the Company or liquidation. The $1 million note will reduce to $750,000 on April 1, 2004 if none of such events have occurred or been initiated as of that date.

Additionally, in April 2003 the Company entered into an amended agreement with its primary lender regarding the Company's revolving credit facility and term loans. Under the terms of the amended agreement, the maturity date of the revolver was changed to January 3, 2005, the term loans were extended to January 3, 2005, covenant violations for 2002 and for the first quarter of 2003 were waived and financial covenant requirements were revised going forward (collectively, with the troubled debt restructuring above, the "2003 Refinancing"). The classification of long-term debt has been determined in the accompanying consolidated balance sheets based on the repayment terms after consideration of the 2003 Refinancing. As of June 28, 2003, the Company was in compliance with its financial covenants.

Based on the Company's forecasted results for its business, the Company believes that the funds generated from operations as well as funds available from existing financing agreements, will provide sufficient liquidity to meet the operating needs of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 28, 2003 there have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of December 28, 2002 in the Company's Form 10-K.

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

                          PART II -- OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2003 the Company held its annual meeting of shareholders. The following directors were elected at the meeting.

                                   Votes Cast
                          Votes    Against or
     Director            Cast For   Withheld
     --------           ---------  ----------
William B. Bayne, Jr.   3,942,287     41,562
John Moses              3,912,478     71,371
Dominick A. Pagano      3,809,257    174,592
Stephen J. Raffay       3,941,878     41,971
Ross C. Towne           3,942,287     41,562
Daniel C. Tracy         3,891,392     92,457

At the same meeting the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending January 3, 2004 was ratified with a vote of 3,376,963 for, 594,160 against and 12,726 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 3.1     EDAC's Amended and Restated Articles of Incorporation

 3.2     EDAC's Amended and Restated By-laws

10.1     Modification Agreement by and among EDAC, Apex Machine Tool
         Company, Inc. ("Apex"), Gros-Ite Industries, Inc. ("Gros-Ite") and Fleet National Bank dated April 1, 2003

10.2     Amended and Restated Note A of EDAC in favor of Fleet National
         Bank dated April 1, 2003

10.3     Amended and Restated Note B of EDAC in favor of Fleet National
         Bank dated April 1, 2003

10.4     Waiver, Consent and Amendment No. 2 to Loan and Security
         Agreement by and among EDAC, Apex and General Electric Capital
         Corporation dated April 1, 2003

10.5 Amended and Restated Intercreditor and Subordination Agreement by and among EDAC, Apex, Gros-Ite, Fleet National Bank,
         Corsair Special Situations Fund, L.P. and General Electric
         Capital Corporation dated April 1, 2003

10.6     Amendment No. 3 to Loan and Security Agreement by and between
         EDAC and General Electric Capital Corporation dated June 25,
         2003

99.1     Certification Pursuant to 18 U.S.C. Section 1350 As Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification Pursuant to 18 U.S.C. Section 1350 As Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         On April, 3, 2003, the Company filed a report on Form 8-K to report, under Items 5, 7 and 9, the restructuring of the Company's outstanding obligations to its former lender, the Company's financial results for the fiscal year ended December 28, 2002, and certain other matters.

         On May 15, 2003, the Company filed a report on Form 8-K to report, under Items 7 and 9, the Company's financial results for its first quarter ended March 29, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          EDAC TECHNOLOGIES CORPORATION

August 5, 2003            By /s/ Glenn L. Purple
                             --------------------------------
                          Glenn L. Purple, Chief Financial
                          Officer and duly authorized officer

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

         Date:  August 5, 2003

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

         Date:  August 5, 2003

                                             /s/ Glenn L. Purple
                                             -----------------------
                                             Glenn L. Purple
                                             Chief Financial Officer

                                  EXHIBIT INDEX

NUMBER                               DESCRIPTION
------      --------------------------------------------------------------
 3.1        EDAC's Amended and Restated Articles of Incorporation (1)

 3.2        EDAC's Amended and Restated By-laws (2)

10.1*       Modification Agreement by and among EDAC, Apex Machine Tool
            Company, Inc. ("Apex"), Gros-Ite Industries, Inc. ("Gros-Ite") and Fleet National Bank dated April 1, 2003

10.2*       Amended and Restated Note A of EDAC in favor of Fleet National
            Bank dated April 1, 2003

10.3*       Amended and Restated Note B of EDAC in favor of Fleet National
            Bank dated April 1, 2003

10.4*       Waiver, Consent and Amendment No. 2 to Loan and Security
            Agreement by and among EDAC, Apex and General Electric Capital
            Corporation dated April 1, 2003

10.5* Amended and Restated Intercreditor and Subordination Agreement by and among EDAC, Apex, Gros-Ite, Fleet National Bank, Corsair
            Special Situations Fund, L.P. and General Electric Capital
            Corporation dated April 1, 2003

10.6*       Amendment No. 3 to Loan and Security Agreement by and between
            EDAC and General Electric Capital Corporation dated June 25, 2003

99.1*       Certification Pursuant to 18 U.S.C. Section 1350 As Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*       Certification Pursuant to 18 U.S.C. Section 1350 As Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2) Exhibit incorporated by reference to the Company's Report on Form 8-K dated February 19, 2002.

*  Filed herewith.