Form 10-Q
period 2003-09-27
EDAC TECHNOLOGIES CORP
filed 2003-11-06
CIK 772572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003
                               ----------------------

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

                                 (860) 677-2603
                                 --------------
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                     ---    ---

                  Indicate by check mark whether the registrant is an
accelerated filer (as defined in Exchange Act Rule 12b-2). Yes     No  X .
                                                               ---    ---
APPLICABLE ONLY TO CORPORATE ISSUERS:

                  On October 28, 2003 there were outstanding 4,444,203 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS


                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                          September 27,         December 28,
                                              2003                   2002
                                          (Unaudited)               (Note)
                                        ---------------        ---------------
ASSETS

CURRENT ASSETS:
  Cash                                  $       196,700        $       207,501
  Trade accounts receivable, net              3,925,753              2,891,449
  Inventories, net                            4,349,183              5,427,936
  Prepaid expenses and other                    125,525                 74,891
  Refundable income taxes                             -                641,193
  Land, building and equipment
    held for sale                             1,450,000              1,545,000
                                        ---------------        ---------------
TOTAL CURRENT ASSETS                         10,047,161             10,787,970
                                        ---------------        ---------------


PROPERTY, PLANT, AND EQUIPMENT               23,750,887             23,807,540
 less-accumulated depreciation               15,204,407             14,132,933
                                        ---------------        ---------------
                                              8,546,480              9,674,607
                                        ---------------        ---------------

OTHER ASSETS:
 Deferred income taxes                          112,623                112,623
 Other                                           31,063                 10,000
                                        ---------------        ---------------

                                        $    18,737,327        $    20,585,200
                                        ===============        ===============


Note: The balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            September 27,               December 28,
                                                                2003                        2002
                                                             (Unaudited)                   (Note)
                                                           ---------------            ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

CURRENT LIABILITIES:
  Revolving line of credit                                 $     2,374,169            $       668,820
  Current portion of long-term debt                              4,202,619                  2,250,091
  Trade accounts payable                                         2,384,146                  2,287,047
  Accrued employee compensation
      and amounts withheld                                         892,580                  1,151,062
  Other accrued expenses                                           225,049                    823,140
  Customer advances                                                319,467                    930,536
  Deferred income taxes                                            112,974                    112,974
                                                           ---------------            ---------------

      TOTAL CURRENT LIABILITIES                                 10,511,004                  8,223,670
                                                           ---------------            ---------------
LONG-TERM DEBT,
   less current portion                                          4,316,022                 15,151,047
                                                           ---------------            ---------------

OTHER LONG-TERM LIABILITIES                                      1,611,875                  1,611,875
                                                           ---------------            ---------------

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued -- 4,444,438 on September
    27, 2003 and 4,416,038 on
    December 28, 2002                                               11,111                     11,040
  Additional paid-in capital                                     9,372,508                  9,358,379
  Accumulated deficit                                           (5,037,014)               (11,722,797)
                                                           ---------------            ---------------
                                                                 4,346,605                 (2,353,378)
  Less: accumulated other
          comprehensive loss                                    (2,048,014)                (2,048,014)
        treasury stock, 235 shares                                    (165)                         -
                                                           ---------------            ---------------
                                                                 2,298,426                 (4,401,392)
                                                           ---------------            ---------------

                                                           $    18,737,327            $    20,585,200
                                                           ===============            ===============


Note: The balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   For the three months ended              For the nine months ended
                                                --------------------------------        --------------------------------
                                                  Sept. 27,           Sept. 28,           Sept. 27,            Sept. 28,
                                                    2003                2002                2003                 2002
                                                ------------        ------------        ------------        ------------
Sales                                           $  6,437,696        $  5,797,981        $ 19,684,841        $ 19,803,961
Cost of sales                                      5,655,411           5,487,903          17,640,983          18,657,562
                                                ------------        ------------        ------------        ------------
    Gross profit                                     782,285             310,078           2,043,858           1,146,399

Selling, general and
  administrative expenses                            663,023           1,004,425           2,136,584           2,910,397
                                                ------------        ------------        ------------        ------------

Income (loss)
   from operations                                   119,262            (694,347)            (92,726)         (1,763,998)

Non-operating income
  (expense):
      Gain on debt
        restructuring                                      -                   -           7,253,203                   -
      Interest expense                              (171,474)           (188,437)           (518,407)           (561,853)
      Other                                              500                 962              43,713              33,518
                                                ------------        ------------        ------------        ------------
      Total non-operating
        income (expense)                            (170,974)           (187,475)          6,778,509            (528,335)

(Loss) income before
  income taxes and cumulative
  effect of adoption
  of SFAS No. 142                                    (51,712)           (881,822)          6,685,783          (2,292,333)

Benefit from income taxes                                  -             175,897                   -             458,489
                                                ------------        ------------        ------------        ------------

(Loss) income before
  cumulative effect of change
  in accounting principle                            (51,712)           (705,925)          6,685,783          (1,833,844)

Cumulative effect of
  adoption of SFAS No. 142                                 -                   -                   -         (10,381,077)
                                                ------------        ------------        ------------        ------------

Net (loss) income                               $    (51,712)       $   (705,925)       $  6,685,783        $(12,214,921)
                                                ============        ============        ============        ============


Basic per common share data (Note A):
   (Loss) income before
   cumulative effect of change in
   accounting principle                         $      (0.01)       $      (0.16)       $       1.51        $      (0.41)
  Cumulative effect of change
   in accounting principle                                 -                   -                   -               (2.36)
                                                ------------        ------------        ------------        ------------
  Net (loss) income                             $      (0.01)       $      (0.16)       $       1.51        $      (2.77)
                                                ============        ============        ============        ============


Diluted per common share data (Note A):
   (Loss) income before
   cumulative effect of change in
   accounting principle                         $      (0.01)       $      (0.16)       $       1.49        $      (0.41)
  Cumulative effect of change
   in accounting principle                                 -                   -                   -               (2.36)
                                                ------------        ------------        ------------        ------------
  Net (loss) income                             $      (0.01)       $      (0.16)       $       1.49        $      (2.77)
                                                ============        ============        ============        ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            EDAC TECHNOLOGIES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For the nine months ended
                                                             ---------------------------------------------
                                                              September 27,                 September 28,
                                                                   2003                         2002
                                                             ---------------               ---------------
Operating Activities:
  Net income (loss)                                          $     6,685,783               $   (12,214,921)
  Depreciation and amortization                                    1,445,142                     1,508,543
  Gain on sale of equipment                                          (31,441)                            -
  Forgiveness of debt                                             (7,253,203)                            -
  Cumulative effect of adoption of
     SFAS No. 142                                                          -                    10,381,077
  Changes in working capital items                                  (545,187)                    2,159,874
  Other                                                              (59,065)                      (34,170)
                                                             ---------------               ---------------
     Net cash provided by
       operating activities                                          242,029                     1,800,403
                                                             ---------------               ---------------

Investing Activities:
  Additions to property, plant
    and equipment                                                   (287,194)                     (104,729)
  Proceeds from sales of property,
    plant and equipment                                              134,623                        53,400
                                                             ---------------               ---------------
     Net cash used in
       investing activities                                         (152,571)                      (51,329)
                                                             ---------------               ---------------

Financing Activities:
  Increase (decrease) in revolving
    line of credit                                                 1,705,349                      (577,889)
  Payments of long-term debt                                      (1,819,808)                   (1,398,815)
  Borrowings of long-term debt                                             -                        24,278
  Proceeds from exercise of common
    stock options                                                     14,200                       104,376
                                                             ---------------               ---------------
    Net cash used in
     financing activities                                           (100,259)                   (1,848,050)
                                                             ---------------               ---------------

Decrease in cash                                                     (10,801)                      (98,976)
Cash at beginning of period                                          207,501                       176,245
                                                             ---------------               ---------------

Cash at end of period                                        $       196,700               $        77,269
                                                             ===============               ===============

Supplemental Disclosure of
   Cash Flow Information:
      Interest paid                                          $       550,448               $       563,253
     Non-cash transactions:
       Fractional shares of common
         stock returned to the
          Company from ESOP                                              165                             -


The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 27, 2003


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 27, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2002.


Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of September 27, 2003 and December 28, 2002, inventories consisted of the following:


                             September 27,      December 28,
                                  2003              2002
                                  ----              ----
Raw materials                $   627,515        $   676,107
Work-in-progress               2,441,283          3,675,325
Finished goods                 2,063,457          1,842,898
                             -----------        -----------
                               5,132,255          6,194,330
Reserve for excess
 and obsolete                   (783,072)          (766,394)
                             -----------        -----------
Inventories, net             $ 4,349,183        $ 5,427,936
                             ===========        ===========

In April 2002, EDAC's largest customer told EDAC to stop work on a significant portion of EDAC's inventory due to the customer's reduced requirements. During the quarter ended December 28, 2002, EDAC reached an agreement with the customer to receive an advance for terminated contracts. A majority of the amount received prior to December 28, 2002 had not been recognized as revenue since the terminated contracts at the time were still subject to approval by the customer. During the six month period ended June 28, 2003, the Company received the remaining advances due under the agreement. Additionally, during the three and nine month periods ended September 27, 2003, some of the terminated contracts were approved by the customer and amounts were recognized as revenue.

Land, building and equipment held for sale: In October 2002, the Company adopted a consolidation plan. Under the plan, the Company consolidated its four independent divisions into one entity, allowing the Company to reduce overhead, improve operating efficiencies and share resources. The consolidation resulted in the physical relocation of 130 people and the related equipment without suspending operations. The consolidation commenced in the fourth quarter of 2002 and was completed in the first quarter of 2003. The Company incurred costs of $159,000 in the first quarter of 2003 related to the restructuring, which were included in cost of sales in the consolidated statement of operations during the nine months ended September 27, 2003. Additionally, certain land and a building are listed for sale. Excess equipment as a result of the consolidation was sold at an auction in the second quarter of 2003. Net proceeds from the auction totaled $119,000, resulting in a gain of approximately $31,000.

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


Income (loss) Per Share: The number of shares used in the income (loss) per common share computations for the three and nine month periods ended September 27, 2003 and September 28, 2002 are as follows:

                                   For the three months ended                 For the nine months ended
                              ------------------------------------      ------------------------------------
                                  Sept. 27,          Sept. 28,             Sept. 27,            Sept. 28,
                                    2003                2002                  2003                2002
                              ---------------      ---------------      ---------------      ---------------
Basic:
  Average common
    shares outstanding              4,425,270            4,416,038            4,419,011            4,406,038

Diluted:
  Dilutive effect of
    stock options                           -                    -               72,908                    -
                              ---------------      ---------------      ---------------      ---------------
  Average common
  shares diluted                    4,425,270            4,416,038            4,491,919            4,406,038
                              ===============      ===============      ===============      ===============

Options excluded
  since anti-dilutive                 533,600              817,700              310,500              817,700
                              ===============      ===============      ===============      ===============

The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS No. 123, the Company's net income (loss) would have been adjusted to reflect the following pro forma amounts:

                                            For the three months ended            For the nine months ended
                                         -------------------------------      ----------------------------------
                                            Sept. 27,         Sept. 28,         Sept. 27,             Sept. 28,
                                              2003              2002               2003                  2002
                                         -------------     -------------      -------------        -------------
Income (loss):
  As reported                            $     (51,712)    $    (705,925)     $   6,685,783        $ (12,214,921)
   Effect of stock-based employee
   compensation expense determined
   under fair valuation method for
   all awards, net of any
   related tax effects                         (23,271)          (17,750)           (34,371)             (53,250)
                                         -------------     -------------      -------------        -------------
   Pro forma                             $     (74,983)    $    (723,675)     $   6,651,412        $ (12,268,171)
                                         =============     =============      =============        =============


Income (loss) per common share:
  Basic:
    As reported                          $       (0.01)    $       (0.16)     $        1.51        $       (2.77)
    Pro forma                            $       (0.02)    $       (0.16)     $        1.51        $       (2.78)

  Diluted:
    As reported                          $       (0.01)    $       (0.16)     $        1.49        $       (2.77)
    Pro forma                            $       (0.02)    $       (0.16)     $        1.48        $       (2.78)


Comprehensive Income (Loss): Comprehensive income (loss) is the same as net income (loss) for the three and nine month periods ended September 27, 2003 and September 28, 2002 since the valuation used in connection with determining the amount of the change in the minimum pension liability is determined at the end of the year.

Treasury stock: On October 11, 2002, the Company terminated its Employee Stock Ownership Plan and distributed the accounts of all participants in the form of shares of the Company. The fractional share portion of each account was paid in cash by the Company. Fractional shares aggregating 235 shares were transferred back to the Company as treasury stock.

New Accounting Standards: The Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) Nos. 146, "Accounting for Costs Associated with Exit or Disposal Activities", 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The FASB also issued Interpretations 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and 46 "Consolidation of Variable Interest Entities". The Company is not impacted by these Statements and Interpretations and does not expect their implementation to have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-

Fund Requirements". SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 will result in the reclassification of the extraordinary gain, net of tax of $2.8 million in 2001, to other income by the Company in the Company's fiscal 2003 Form 10-K. Additionally, in accordance with SFAS No. 145, the gain on debt restructuring during the nine months ended September 27, 2003 of $7,253,000 has been classified as non-operating income.

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


NOTE C -- FINANCING ARRANGEMENTS

Long-term debt consisted of the following:

                                                        Sept. 27,               December 28,
                                                          2003                      2002
                                                     -------------              -------------
Notes payable due in 35 monthly aggregate
  principal installments of $122,734
  plus interest (1)                                  $   2,836,541              $   4,068,451

Note payable due in 18 monthly principal
  installments of $73,611 plus
  interest at 7% (1)(2)                                    917,399                          -

Non-interest bearing note payable
  to former lender payable only upon
  the occurrence of certain events (1)                   1,000,000                          -

Note payable to former lender (1)                                -                  9,462,347


Mortgage note due to bank in 240 monthly
  installments of $18,578 including
  interest at 9.45% subject to
  change every 5 years (3)                               1,909,636                  1,941,572


Note payable to former shareholders of
  Apex Machine Tool Company, Inc.  Monthly
  interest payments at 10.12%. Balloon
  principal payment due on
  January 5, 2004                                        1,659,638                  1,659,638

Equipment notes payable due in 36 monthly
  principal payments of $700 and $674                       20,545                     33,662

Capitalized lease obligations                              174,882                    235,468
                                                     -------------              -------------
                                                         8,518,641                 17,401,138
Less-current portion of long-term debt                   4,202,619                  2,250,091
                                                     -------------              -------------
                                                     $   4,316,022              $  15,151,047
                                                     =============              =============


   (1) See below for discussion of April 1, 2003 refinancing.

   (2) Amount includes $34,065 of interest recorded in accordance with accounting for troubled debt restructurings.

   (3) On October 15, 2003, the mortgage holder reduced the interest rate on the note from 9.45% to 7.5% effective for the period October 1, 2003 to the next interest change date, March 1, 2006. Monthly payments were correspondingly reduced from $18,578 to $16,423.


On April 1, 2003, the Company's former lender (the "Former Lender") canceled the Note to Former Lender in the amount of $9,728,000 including principal, interest and late fees in exchange for (i) a new promissory note in the principal amount of $1,325,000 and (ii) a new promissory note in the amount of $1,000,000 (collectively, the "New Notes"). The transaction resulted in the forgiveness of indebtedness and accrued interest and fees and has been accounted for as a troubled debt restructuring in the second quarter of 2003. The Company recorded a gain in the second quarter of 2003 of $7,253,203 representing the difference between the carrying value of the Note to Former Lender, including accrued interest and fees, and the payments due under the New Notes, including interest. The $1,325,000 note payable bears interest at 7% per annum and is repayable in 18 monthly installments of $73,611. The $1 million note is non-interest bearing and will be paid only upon the occurrence of certain events on or before March 31, 2005, including a change of control, sale of the Company or liquidation. The $1 million note will reduce to $750,000 and $0 on April 1, 2004 and April 1, 2005, respectively, if none of such events have occurred or been initiated as of that date.

Additionally, in April 2003 the Company entered into an amended agreement with its primary lender regarding the Company's revolving credit facility and term loans. Under the terms of the amended agreement, the maturity date of the revolver was changed to January 3, 2005, the term loans were extended to January 3, 2005, covenant violations for 2002 and the first quarter of 2003 were waived and financial covenant requirements were revised commencing in the second quarter of 2003 (collectively, with the troubled debt restructuring above, the "2003 Refinancing"). The classification of long-term debt has been determined in the accompanying condensed balance sheets based on the repayment terms after consideration of the 2003 Refinancing. As of September 27, 2003, the Company was in compliance with its financial covenants.

As of September 27, 2003, $2,374,169 was outstanding on the Company's revolving line of credit and $1,266,000 was available for additional borrowings.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales. The Company's sales increased $640,000, or 11.0%, and decreased by $119,000, or 0.6%, for the three and nine months ended September 27, 2003, respectively, as compared to the three and nine months ended September 28, 2002.

Sales and sales increases (decreases) for the three and nine month periods ended September 27, 2003 compared to the three and nine month periods ended September 28, 2002 by product line were as follows (in thousands):

                                              For the Three Months Ended
                                              --------------------------
                                          Sept. 27,   Sept. 28,
            Product Line                   2003         2002        Change
            ------------                   ----         ----        ------
Engineered Precision Components         $    1,507   $    1,638   $     (131)

Precision Engineered Technologies              857          871          (14)

Precision Large Machining                      313          352          (39)

Apex Machine Tool Co.                        3,761        2,937          824
                                        ----------   ----------   ----------

Total                                   $    6,438   $    5,798   $      640
                                        ==========   ==========   ==========

                                              For the Nine Months Ended
                                              -------------------------
                                          Sept. 27,   Sept. 28,
            Product Line                   2003         2002        Change
            ------------                   ----         ----        ------
Engineered Precision Components         $    5,188   $    7,312   $   (2,124)

Precision Engineered Technologies            2,467        2,035          432

Precision Large Machining                    1,029        1,584         (555)

Apex Machine Tool Co.                       11,001        8,873        2,128
                                        ----------   ----------   ----------

Total                                   $   19,685   $   19,804   $     (119)
                                        ==========   ==========   ==========


Apex Machine Tool Co. sales have increased due to a general increase in the machine tool industry. The continuing decline in the aerospace industry resulted in lower sales in the Engineered Precision Components and Precision Large Machining product lines in the three and nine month periods ended September 27, 2003 compared to the comparable periods in 2002.

As of September 27, 2003, sales backlog was approximately $15,700,000 compared to $18,500,000 as of December 28, 2002. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. This decrease in sales backlog is due to declining orders resulting from the continued decline in the aerospace industry. The Company presently expects to complete approximately $4,300,000 of its September 27, 2003 backlog during the remainder of the 2003 fiscal year. The remaining $11,400,000 of backlog is deliverable in the fiscal year 2004 and beyond.

Cost of Sales. Cost of sales as a percentage of sales decreased to 87.8% from 94.7% and to 89.6% from 94.2%, for the three and nine month periods ended September 27, 2003, compared to the three and nine month periods ended September 28, 2002. This decrease was the result of the consolidation of the Company's four divisions into one entity, resulting in synergies as well as reductions in overhead, which favorably impacted gross margin. The Company has also made certain changes within the production cycle to compensate for schedule shifting and delays in customer orders as a result of the continued downturn in the jet engine industry.

Selling, General & Administrative Expenses. Selling, general and administrative costs decreased by $341,000, or 34.0%, and by $774,000, or 26.6%, for the three and nine month periods ended September 27, 2003, compared to the three and nine month periods ended September 28, 2002. The decrease in these costs for the nine month periods was mainly the result of decreased compensation of $505,000 due to layoffs and severance expense and decreased professional expenses of $278,000. The decrease for the three month periods was also mainly due to decreased compensation of $165,000 due to layoffs and severance expense and decreased professional expenses of $168,000.

Interest Expense. Interest expense decreased by $17,000, or 9.0%, and by $43,000, or 7.7%, for the three and nine month periods ended September 27, 2003, compared to the three and nine month periods ended September 28, 2002. This is primarily due to lower indebtedness and lower interest rates in the 2003 periods compared to the 2002 periods, although not all of the benefit can be seen in the condensed consolidated statement of operations due to the accounting for debt restructuring which affects the accounting for interest expense.

Income taxes. Due to the company's insolvency at the time that certain debts were forgiven, approximately $6.2 million of income from the debt discharge will be exempt from taxation with a corresponding reduction in the tax basis of the Company's assets. Federal income tax loss carryforwards (NOLs) will be used to offset the balance of the gain. NOLs will also be utilized to offset any earnings in excess of the gain on forgiveness of indebtedness during 2003. Accordingly, no tax provision has been recorded as of September 27, 2003.

Liquidity and Capital Resources.

As of September 27, 2003, $2,374,169 was outstanding on the Company's revolving line of credit and $1,266,000 was available for additional borrowings.

Net cash provided by operating activities of $242,000 for the nine months ended September 27, 2003, resulted primarily from net income as adjusted for non-cash income related to the forgiveness of indebtedness and non-cash charges for depreciation and amortization, and a decrease in inventories and the collection of refundable income taxes, offset by increases in accounts receivable and decreases in customer advances and accrued expenses.

Net cash used in investing activities of $153,000 for the nine months ended September 27, 2003, consisted primarily of expenditures for machinery and computer equipment offset by proceeds from the sale of equipment.

Net cash used in financing activities of $100,000 for the nine months ended September 27, 2003, resulted from repayments of long-term debt partially offset by borrowings on the Company's revolving line of credit

Net cash provided by operating activities of $1,800,000 for the nine months ended September 28, 2002, resulted primarily from the net loss as adjusted for non-cash charges for the adoption of SFAS No. 142 and depreciation and amortization and lower receivables and inventory amounts partially offset by lower accrued expenses and employee compensation.

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

In October 2002, the Company adopted a consolidation plan. Under the plan, the Company consolidated its four independent divisions into one entity, allowing the Company to reduce overhead, improve operating efficiencies and share resources. The consolidation resulted in the physical relocation of 130 people and the related equipment without suspending operations. The consolidation commenced in the fourth quarter of 2002 and was completed in the first quarter of 2003. The Company incurred costs of $159,000 in the first quarter of 2003 related to the restructuring, which are included in cost of sales in the consolidated statement of operations during the nine months ended September 27, 2003. Additionally, certain land and a building are listed for sale and excess equipment as a result of the consolidation was sold at an auction held in the second quarter of 2003. Net proceeds from the auction totaled $119,000 resulting in a gain of $31,000.


On April 1, 2003, the Former Lender canceled the Note to Former Lender in the amount of $9,728,000 including principal, interest and late fees in exchange for
(i) a new promissory note in the principal amount of $1,325,000 and (ii) a new promissory note in the amount of $1,000,000 (collectively, the "New Notes"). The transaction resulted in the forgiveness of indebtedness and accrued interest and fees and has been accounted for as a troubled debt restructuring. The Company recorded a gain in the second quarter of 2003 of $7,253,203 representing the difference between the carrying value of the Note to Former Lender, including accrued interest and fees, and the payments due under the New Notes, including interest. The $1,325,000 note payable bears interest at 7% per annum and is repayable in 18 monthly installments of $73,611. The $1 million note is non-interest bearing and will be paid only upon the occurrence of certain events on or before March 31, 2005, including a change of control, sale of the Company or liquidation. The $1 million note will reduce to $750,000 and $0 on April 1, 2004 and April 1, 2005, respectively, if none of such events have occurred or been initiated as of that date.

Additionally, in April 2003 the Company entered into an amended agreement with its primary lender regarding the Company's revolving credit facility and term loans. Under the terms of the amended agreement, the maturity date of the revolver was changed to January 3, 2005, the term loans were extended to January 3, 2005, covenant violations for 2002 and the first quarter of 2003 were waived and financial covenant requirements were revised commencing in the second quarter of 2003 (collectively, with the troubled debt restructuring above, the "2003 Refinancing"). The classification of long-term debt has been determined in the accompanying condensed balance sheets based on the repayment terms after consideration of the 2003 Refinancing. As of September 27, 2003, the Company was in compliance with its financial covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 27, 2003 there have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of December 28, 2002 in the Company's Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure and procedures

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of September 27, 2003 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Change in internal controls

No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended September 27, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     * 3.1  EDAC's Amended and Restated Articles of Incorporation

     * 3.2  EDAC's Amended and Restated By-laws

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

     32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     * Incorporated by reference


(b)   Reports on Form 8-K


      On August 5, 2003, the Company filed a report on Form 8-K to report, under Items 7 and 12, the Company's financial results for its second quarter ended June 28, 2003.

      On August 5, 2003, the Company filed a report on Form 8-K to report, under Items 4 and 7, the change in the Company's certifying accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EDAC TECHNOLOGIES CORPORATION


November 4, 2003                    By /s/ Glenn L. Purple
                                       ----------------------------
                                    Glenn L. Purple, Chief Financial
                                    Officer and duly authorized officer

                         EXHIBIT INDEX


NUMBER                    DESCRIPTION

   3.1      EDAC's Amended and Restated Articles of Incorporation (1)

   3.2      EDAC's Amended and Restated By-laws (2)

  31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

  31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

  32.1* Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2* Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission file
      No. 2-99491, Amendment No.1.

(2) Exhibit incorporated by reference to the Company's Report on Form 8-K dated February 19, 2002.


*  Filed herewith.