Form 10-K
period 2004-01-03
EDAC TECHNOLOGIES CORP
filed 2004-03-17
CIK 772572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 3, 2004.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from________________ to _______________.

         Commission file number 0-14275

                          EDAC Technologies Corporation
                          -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Wisconsin                                               39-1515599
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

1806 New Britain Avenue, Farmington, Connecticut                       06032
------------------------------------------------                    ------------
    (Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code: (860) 677-2603

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
       Title of Each Class                       on Which Registered

             N/A                                         N/A
       -------------------                      ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

     As of June 27, 2003, 4,415,803 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $0.78 closing price on that date on the OTC Bulletin Board) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $2,449,637.

     As of March 2, 2004, there were 4,444,438 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K
                                               Into Which Portions of
     DOCUMENT                                 Document are Incorporated
     --------                                 -------------------------
Annual Report to Shareholders for the
  fiscal year ended January 3, 2004              Part I and Part II

Proxy Statement relating to
  2004 Annual Meeting of Shareholders            Part III

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

As a result of the restructuring commencing in the fourth quarter of 2002 and ending in the first quarter of 2003, the Company operated during 2003 as one segment.

Products

         We currently offer design and manufacturing services for a wide range of industries in areas such as special tooling, equipment and gauges, and components used in the manufacture, assembly and inspection of jet engines. We also specialize in the design and repair of precision spindles. Spindles are an integral part of numerous machine tools which are found in virtually any type of manufacturing environment. We have introduced new Spindle proprietary products for the woodworking and automotive markets, and in July 2003, we entered into an exclusive worldwide licensing agreement to develop, design, manufacture and market a patented hydrostatic spindle product line.

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

Marketing and Competition

         The Company developed its high skill level by serving the aerospace industry for over 50 years. For the fiscal year ended January 3, 2004, approximately 45% of our sales were an aerospace company and approximately 12% of our sales were to a consumer products company. We provide a range of components, tooling, fixtures and design services for the aerospace company. In addition, we have expanded our commitment to serving the manufacturing needs of a broad base of industrial customers. The loss of the aerospace customer, or a significant decrease in the amount of business we do with this customer, would have a material adverse effect on our business.

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

         We believe that we have a distinct competitive advantage through our ability to provide high quality, high precision, quick turnaround support to customers from design to delivery. Our experience and reputation in the demanding aerospace business provides an extra level of expertise in meeting our customers' requirements. We believe our commitment to continuous improvement and the latest technology will generate productivity improvements required to respond to the increasing price pressure in the competitive marketplace.

Backlog

         Our backlog as of January 3, 2004, was approximately $18,000,000 compared to $18,500,000 as of December 28, 2002. The decrease is primarily due to the sales backlog decrease in the Engineered Precision Components group. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as three years. We presently expect to complete approximately $10,000,000 of our January 3, 2004 backlog during the 2004 fiscal year.

         We maintain a website with the address www.edactechnologies.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Employees

         As of February 12, 2004, we had approximately 200 employees.

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

                         Square    Owned or       Principal
       Address            Feet      Leased        Activity
       -------            ----      ------        ---------
1790 New Britain Ave.    47,000     Owned      Manufacturing
Farmington, CT. 06032                (1)       Design engineering
                                               services

1798 New Britain Ave.    20,800     Owned      Design and manufac-
Farmington, CT. 06032                (1)       ture of spindles

1806 New Britain Ave.    19,200     Owned      Manufacturing
Farmington, CT. 06032                (1)       Corporate offices

21 Spring Lane           44,000     Owned      Manufacturing
Farmington, CT  06032                (1)       Warehouse
                                               Held for lease

1838 New Britain Ave.     3,000     Leased     Warehouse
Farmington, CT. 06032                (2)

(1)      Property subject to mortgage securing certain corporate indebtedness.

(2)      Property vacated upon expiration of lease in July 2003.

ITEM 3. LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 3, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information in response to this item is incorporated herein by reference to "Market Information" on page 3 of our 2003 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

         Information in response to this item is incorporated herein by reference to "Selected Financial Information" on page 4 of our 2003 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 14 of our 2003 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         We do not invest in derivative financial instruments, other financial instruments or derivative commodity instruments. Information in response to this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 14 of our 2003 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information in response to this item is incorporated herein by reference to pages 15 through 37 of our 2003 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Information in response to this item was previously reported by the Company in Current Reports on Form 8-K filed by the Company on August 5, 2003 and on May 21, 2002.

ITEM 9A. CONTROLS AND PROCEDURES.

         Disclosure controls and procedures.

         The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of January 3, 2004 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

         There has been no change in the Company's internal control over financial reporting during the Company's fiscal year ended January 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this item is incorporated herein by reference to "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders ("EDAC's 2004 Proxy Statement"), which will be filed within 120 days after the end of our fiscal year ended January 3, 2004.

         We have adopted a written code of ethics that applies to all of our employees, including but not limited to, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is filed as an exhibit to this Annual Report on Form 10-K and is also available without charge by writing to: Glenn L. Purple, Secretary, EDAC Technologies Corporation, 1806 New Britain Avenue, Farmington, Connecticut 06032.

ITEM 11. EXECUTIVE COMPENSATION.

         Information in response to this item is incorporated herein by reference to "Election of Directors" in our 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

         Information in response to this item is incorporated herein by reference to "Security Ownership" in our 2004 Proxy Statement.

         The following table sets forth certain information regarding our equity compensation plans as of January 3, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION


                                                         Number of
                                                        securities
                                                         remaining
                                                       available for
                      Number of                       future issuance
                    securities to       Weighted-      under equity
                    be issued upon      average        compensation
                     exercise of     exercise price        plans
                     outstanding     of outstanding     (excluding
                       options,         options,        securities
                     warrants and     warrants and     reflected in
                        rights           rights         column (a))
Plan category            (a)               (b)             (c)
-------------       --------------   --------------   ---------------
    Equity
 compensation
    plans
 approved by
   security
   holders                 --               --                --

    Equity
 compensation
  plans not
 approved by
   security
 holders (1)          540,600(2)       $  1.36           739,500(3)

   Total              540,600          $  1.36           739,500

(1) Consists of the following equity compensation plans: the 1996 Stock Option Plan (the "1996 Plan"), the 1998 Stock Option Plan (the "1998 Plan"), the 2000 Employee Stock Option Plan (the "2000 Plan") and the 2000-B Employee Stock Option Plan (the "2000-B Plan") collectively (the "Plans"). Each of the Plans provides for the grant of stock options to any director, officer or employee of the Company or any of its subsidiaries. The 2000 Plan also provides for the grant of stock options to consultants of the Company and its subsidiaries. Each of the Plans is administered by the Compensation Committee of the Company's Board of Directors. Options are generally granted for a term of ten years. The exercise price of options granted under each of the Plans must not be less than the fair market value of the Company's common stock on the date of grant. The 1996 Plan, the 1998 Plan, the 2000 Plan and the 2000-B Plan each provide for the issuance of up to 329,500, 330,000, 300,000 and 500,000 shares of common stock, respectively, upon the exercise of options granted under such plans.

(2) Consists of outstanding options to purchase 82,000 shares under the 1996 Plan, 61,600 shares under the 1998 Plan, 171,000 shares under the 2000 Plan and 226,000 shares under the 2000-B Plan.

(3) Includes 236,500 shares issuable under the 1996 Plan, 148,400 shares issuable under the 1998 Plan, 109,000 shares issuable under the 2000 Plan and 245,600 shares issuable under the 2000-B Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There are no related party transactions to report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Information in response to this item is incorporated herein by reference to "Fees of Independent Auditors" in EDAC's 2004 Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Documents filed as a part of this report:

                  1.       Financial Statements.

                           The financial statements required to be filed by Item 8 hereof have been incorporated by reference to our 2003 Annual Report to Shareholders and consist of the following:

                               Independent Auditors' Reports

                               Report of Independent Public Accountants

                               Consolidated Balance Sheets -- As of January 3, 2004 and December 28, 2002.

                               Consolidated Statements of Operations -- Fiscal Years Ended January 3, 2004, December 28, 2002 and December 29, 2001.

                               Consolidated Statements of Changes in
                               Shareholders' Equity (Deficit) and Comprehensive Income (Loss)-Fiscal Years Ended January 3, 2004, December 28, 2002 and December 29, 2001.

                               Consolidated Statements of Cash Flows-Fiscal
                               Years Ended January 3, 2004, December 28, 2002 and December 29, 2001.

                               Notes to Consolidated Financial Statements.

                  2.       Financial Statement Schedule.
                           The following financial statement schedule of EDAC is required to be filed by Item 8 hereof and paragraph
                           (d) below:

                               Independent Auditors' Reports on Schedule

                               Report of Independent Public Accountants on
                               Schedule

                               Schedule II: Valuation and qualifying accounts

                           All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  3.       Exhibits

         (b)      Reports on Form 8-K

                  On November 4, 2003, the Company filed a report on Form 8-K to report under Items 7 and 12, the Company's financial results for its third quarter of 2003.

         (c)      Exhibits

                  See Exhibit Index included as the last part of this report on Form 10-k, which Index is incorporated herein by this reference.

         (d)      Financial Statements Schedules

                  Refer to Item 15(a) above for listing of financial statement schedules.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Shareholders and Board of Directors of EDAC Technologies Corporation

We have audited the consolidated financial statements of EDAC Technologies Corporation and subsidiaries (the "Company") as of January 3, 2004, and for the year then ended, and have issued our report thereon dated March 5, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to revisions to the Company's consolidated financial statements for the year ended December 29, 2001 due to adoption of Statement of Financial Accounting Standards No. 145), such consolidated financial statements and report are included in the Company's annual report to shareholders for the fiscal year ended January 3, 2004 and are incorporated herein by reference. Our audit also included the financial statement schedule of the Company for the fiscal year ended January 3, 2004, listed in item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as of and for the year ended January 3, 2004, taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statement schedule for the year ended December 29, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated February 8, 2002, that such 2001 financial statement schedule, when considered in relation to the 2001 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

                                     /s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
March 5, 2004

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Shareholders of
EDAC Technologies Corporation
Farmington, Connecticut

We have audited the consolidated financial statements of EDAC Technologies Corporation and subsidiaries as of December 28, 2002, and for the year then ended, and have issued our report thereon dated February 7, 2003 (except with respect to the matters discussed in the third and fourth paragraphs of Note D as to which the date is April 10, 2003, which report expresses an unqualified opinion and includes explanatory paragraphs relating to (i) the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and (ii) the transitional disclosures for 2001 related to the adoption of SFAS No. 142); such consolidated financial statements and report are included in your 2003 annual report to shareholders and are incorporated herein by reference. Our audit also included the 2002 financial statement schedule of EDAC Technologies Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the 2002 financial statement schedule, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statement schedule for the year ended December 29, 2001 was audited by their auditors who have ceased operations. Those auditors expressed an opinion, in their report dated February 8, 2002, that such 2001 financial statement schedule, when considered in relation to the 2001 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Hartford, Connecticut

February 7, 2003 (except with respect to the matters discussed in the third and fourth paragraphs of Note D as to which the date is April 10, 2003)

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

                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                 EDAC TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              COL. A                      COL. B                        COL. C                   COL. D        COL. E
                                                                      ADDITIONS
                                    Balance at Beginning  Charged to Costs  Charged to Other   Deductions  Balance at End
             DESCRIPTION                  of Year           and Expenses    Accounts-Describe   Describe      of Year
----------------------------------  --------------------  ----------------  -----------------  ----------  --------------
YEAR ENDED JANUARY 3, 2004:
Reserves and allowances deducted
from asset accounts:

Allowance for doubtful accounts        $     272,815         $         0       $        0 (1)  $   38,628  $      234,187

Allowance for excess and obsolete
inventory                                    766,394                   0                0 (2)      66,705         699,689

YEAR ENDED DECEMBER 28, 2002:
Reserves and allowances deducted
from asset accounts:

Allowance for doubtful accounts              332,000              73,780                0 (1)     132,965         272,815

Allowance for excess and obsolete
inventory                                  1,034,182             423,212                0 (2)     691,000         766,394


YEAR ENDED DECEMBER 29, 2001:
Reserves and allowances deducted
from asset accounts:

Allowance for doubtful accounts              200,000             132,000                0               0         332,000

Allowance for excess and obsolete
inventory                                  1,055,000                   0                0 (2)      20,818       1,034,182

(1) Represents write-off of specific accounts receivable.

(2) Represents disposition of inventory reserved against.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EDAC TECHNOLOGIES CORPORATION

                                     BY  /s/ Dominick A. Pagano
                                       -----------------------------------------
                                           Dominick A. Pagano
                                           President and Chief
                                            Executive Officer

                                     Date: March 9, 2004

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

         Signatures                         Title                          Date
/s/ Dominick A. Pagano           President, Chief Executive           March 9, 2004
-------------------------------  Officer and Director
    Dominick A. Pagano           (Principal Executive Officer)

/s/ Glenn L. Purple              Chief Financial Officer, Vice        March 9, 2004
-------------------------------  President-Finance and Secretary
    Glenn L. Purple              (Principal Financial and Accounting
                                 Officer)

/s/ William B. Bayne, Jr.        Director                             March 9, 2004
-------------------------------
    William B. Bayne, Jr.

/s/ John Moses                   Director                             March 9, 2004
-------------------------------
    John Moses

/s/ Stephen J. Raffay            Director                             March 9, 2004
-------------------------------
    Stephen J. Raffay

/s/ Ross C. Towne                Director                             March 9, 2004
-------------------------------
    Ross C. Towne

/s/ Daniel C. Tracy              Director, Chairman of the Board      March 9, 2004
-------------------------------
    Daniel C. Tracy

                                  EXHIBIT INDEX

Exhibit                                                                           Sequential
Number                                                                            Page Number
------                                                                            -----------
3.1      EDAC's Amended and Restated Articles of Incorporation                       (1)

3.2      EDAC's Amended and Restated By-Laws                                         (10)

4.1      EDAC's Amended and Restated Articles of incorporation                       (1)

4.2      Sections of EDAC's By-Laws                                                  (10)

10.1     Gros-Ite division Pension Plan                                              (1)

10.2     EDAC Technologies Corporation 1996 Stock Option Plan                        (2)

10.3     Asset Purchase Agreement dated as of May 13, 1998 by and among EDAC,        (3)
         Apex Acquisition Corp., Apex Machine Tool Company, Inc., Gerald S.
         Biondi, James G. Biondi and Michael Biondi.

10.4     Purchase Agreement dated as of May 13, 1998 by and between EDAC, Gerald     (3)
         S. Biondi, James G. Biondi and Michael Biondi providing for the acquisition of the real estate located at 17 and 21 Spring Lane,
         Farmington, Connecticut.

10.5     Guaranty Agreement dated as of June 30, 1998 by and among EDAC, as          (3)
         guarantor, Apex Acquisition Corporation, Gerald S. Biondi, James G.
         Biondi and Michael Biondi pursuant to which EDAC has guaranteed all of the obligations of Apex Acquisition Corporation under the real estate purchase agreement.

10.6     Promissory note payable by Apex Acquisition Corporation (3) to Gerald       (3)
         S. Biondi, James G. Biondi and Michael Biondi under the real estate purchase agreement.

10.7     Purchase agreement dated as of May 13, 1998 by and between EDAC, Gerald     (3)
         S. Biondi and James G. Biondi providing for the acquisition, after the satisfaction of certain pre-closing conditions, by EDAC Technologies
         Corporation or its wholly-owned subsidiary of the property located at
         55 Spring Lane, Farmington, Connecticut.

10.8     Agreement Regarding Purchase Price Adjustments dated September 24, 1998     (4)
         by and between EDAC, Apex Machine Tool Company, Inc., Biondi Tool
         Company, Inc., Gerald

         S. Biondi, James G. Biondi and Michael Biondi.

10.9     EDAC Technologies Corporation 1998 Stock Option Plan                        (5)

10.10    Termination and Release Agreement, dated October 22, 1999, between EDAC     (6)
         and Edward J. McNerney

10.11    Loan and Security Agreement dated September 29, 2000 among General          (7)
         Electric Capital Corp., EDAC and Apex Machine Tool Company Inc. as
         borrowers

10.12    Leading Borrower's and Second Borrower's Revolving Credit Notes dated       (7)
         as of September 29, 2000 by and between General Electric Capital
         Corporation and EDAC

10.13    Term Note A-1 dated September 29, 2000 by and between General Electric      (7)
         Capital Corporation and EDAC Technologies Corporation

10.14    Term Note A-2 dated September 29, 2000 by and between General Electric      (7)
         Capital Corporation and Apex Machine Tool Company, Inc.

10.15    Pledge Agreement dated September 29, 2000 by and between General            (7)
         Electric Capital Corporation and EDAC

10.16A   Amended and Restated Term Note dated September 29, 2000 by and between      (7)
         Fleet National Bank and EDAC

10.16B   Security Agreement dated September 29, 2000 by and between Fleet            (7)
         National Bank and EDAC

10.16C   Mortgage Modification Agreement dated September 29, 2000 by and between     (7)
         Fleet National Bank and EDAC

10.17    Intercreditor and Subordination Agreement dated September 29, 2000 by       (7)
         and between Fleet National Bank, General Electric Capital Corp. and
         EDAC

10.18    EDAC Technologies Corporation 2000 Stock Option Plan                        (8)

10.19    EDAC Technologies Corporation 2000-B Stock Option Plan                      (8)

10.20    Second Amendment of Note dated December 28, 2000 by and among Apex          (8)
         Acquisition Corp. and Gerald S.

         Biondi, James G. Biondi and Michael Biondi.

10.21    Loan Agreement dated February 5, 2001 by and between Farmington Savings     (9)
         Bank and EDAC.

10.22    Commercial Mortgage Note dated February 5, 2001 by and between              (9)
         Farmington Savings Bank and EDAC.

10.23    Open-End Mortgage Deed and Security Agreement dated February 5, 2001 by     (9)
         and between Farmington Savings Bank and EDAC.

10.24    Environmental Indemnification Agreement dated February 5, 2001 by and       (9)
         between Farmington Savings Bank and EDAC.

10.25    Letter dated May 14, 2002 regarding the Change of Control Agreement         (11)
         dated January 29, 1999 between EDAC and Ronald G. Popolizio.

10.36    Letter dated May 14, 2002 regarding the Change of Control Agreement         (11)
         dated December 1, 2000 between EDAC and Richard A. Dandurand.

10.27    Form of Agreements regarding Indemnification between EDAC and each of       (11)
         its directors and executive officers.

10.28    Consulting Agreement dated July 18, 2002 between EDAC and Dominick A.       (12)
         Pagano.

10.29    Separation Agreement and General Release dated July 29, 2002 between        (12)
         EDAC and Richard A. Dandurand.

10.30    Employment Agreement dated August 13, 2002 between EDAC and Dominick A.     (12)
         Pagano.

10.31 *  Forbearance Agreement dated November 26, 2002 by and between EDAC and       (13)
         General Electric Capital Corp.

10.32    Separation Agreement and General Release dated July 29, 2002 between        (13)
         EDAC and Ronald G. Popolizio

10.33    Amended and Restated Employment contract dated February 13, 2003            (14)
         between EDAC and Dominick Pagano.

10.34    Modification Agreement by and among EDAC, Apex Machine Tool Company,        (15)
         Inc. ("Apex"), Gros-Ite Industries, Inc. ("Gros-Ite") and Fleet
         National Bank dated April 1, 2003

10.35    Amended and Restated Note A of EDAC in favor of Fleet National Bank         (15)
         dated April 1, 2003

10.36    Amended and Restated Note B of EDAC in favor of Fleet National Bank         (15)
         dated April 1, 2003

10.37    Waiver, Consent and Amendment No. 2 to Loan and Security Agreement by       (15)
         and among EDAC, Apex and General Electric Capital Corporation dated
         April 1, 2003

10.38    Amended and Restated Intercreditor and Subordination Agreement by and       (15)
         among EDAC, Apex, Gros-Ite, Fleet National Bank, Corsair Special
         Situations Fund, L.P. and General Electric Capital Corporation dated
         April 1, 2003

10.39    Amendment No. 3 to Loan and Security Agreement by and between EDAC and      (15)
         General Electric Capital Corporation dated June 25, 2003

10.40**  Note and Mortgage Modification Agreement by and between EDAC and
         Farmington Savings Bank dated October 15, 2003

10.41**  Consent and Amendment No. 4 to Loan and Security Agreement by and
         between EDAC and General Electric Capital Corporation dated January 15,
         2004

10.42** Amended and Restated Employment contract dated February 13, 2004 between EDAC and Dominick Pagano.

11 Earnings per share information has been incorporated by reference to EDAC's 2003 Annual Report to Shareholders

13**     EDAC's 2003 Annual Report to Shareholders

14**     EDAC Technologies Corporation Code of Ethics

21**     Subsidiaries

23.1**   Consent of Carlin, Charron & Rosen, LLP

23.2**   Consent of Deloitte & Touche LLP

23.3**   Notice of Inability to Obtain Consent of Arthur Andersen LLP

31.1**   Certification of Chief Executive Officer pursuant to Rule
         13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**   Certification of Chief Financial Officer pursuant to Rule
         13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**   Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

32.2**   Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

(1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission File No. 2-99491, Amendment No. 1.

(2) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Exhibit incorporated by reference to the Company's Current Report on Form 8-K dated June 30, 1998.

(4) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998.

(5) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

(6) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.

(7) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(8) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

(9) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(10) Exhibit incorporated by reference to the Company's Current Report on Form 8-k dated February 19, 2002.

(11) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-q dated June 30, 2002.

(12) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-q dated September 28, 2002.

(13) Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

(14) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-q dated March 29, 2003.

(15) Exhibit incorporated by reference to the Company's Quarterly Report on Form 10-q dated June 28, 2003

*    Confidential treatment requested as to certain portions.

**   Filed herewith