Form 10-Q
period 2004-04-03
EDAC TECHNOLOGIES CORP
filed 2004-05-06
CIK 772572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X].

APPLICABLE ONLY TO CORPORATE ISSUERS:

            On April 23, 2004 there were outstanding 4,444,438 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    April 3,     January 3,
                                      2004          2004
                                   (Unaudited)     (Note)
                                   -----------   -----------
ASSETS

CURRENT ASSETS:
  Cash                             $   257,340   $    94,151
  Trade accounts receivable, net     4,841,061     3,154,498
  Inventories, net                   5,091,170     4,611,253
  Prepaid expenses and other           326,306        60,424
                                   -----------   -----------
         TOTAL CURRENT ASSETS       10,515,877     7,920,326
                                   -----------   -----------

PROPERTY, PLANT, AND EQUIPMENT      25,562,514    25,485,628
 less-accumulated depreciation      16,002,221    15,542,501
                                   -----------   -----------
                                     9,560,293     9,943,127
                                   -----------   -----------

OTHER ASSETS:
 Deferred income taxes                 258,608       258,608
 Other                                  65,748        43,751
                                   -----------   -----------

                                   $20,400,526   $18,165,812
                                   ===========   ===========

Note: The balance sheet at January 3, 2004 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             April 3,       January 3,
                                               2004            2004
                                           (Unaudited)        (Note)
                                           ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                 $  4,163,827    $  2,550,832
  Current portion of long-term debt           2,651,568       2,254,142
  Trade accounts payable                      3,294,723       2,098,415
  Accrued employee compensation
         and amounts withheld                   941,409         972,630
  Other accrued expenses                        533,510         412,201
  Customer advances                              26,695          77,138
  Deferred income taxes                         258,959         258,959
                                           ------------    ------------
         TOTAL CURRENT LIABILITIES           11,870,691       8,624,317
                                           ------------    ------------
LONG-TERM DEBT,
   less current portion                       4,370,792       5,671,190
                                           ------------    ------------

OTHER LONG-TERM LIABILITIES                   1,125,063       1,125,063
                                           ------------    ------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    4,444,438 shares issued                      11,111          11,111
  Additional paid-in capital                  9,377,508       9,377,508
  Accumulated deficit                        (4,855,271)     (5,144,009)
                                           ------------    ------------
                                              4,533,348       4,244,610
  Less: accumulated other
          comprehensive loss                  1,499,203       1,499,203
        treasury stock, 235 shares                  165             165
                                           ------------    ------------
                                              3,033,980       2,745,242
                                           ------------    ------------

                                           $ 20,400,526    $ 18,165,812
                                           ============    ============

Note: The balance sheet at January 3, 2004 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          For the quarter ended
                                          ---------------------
                                          April 3,     March 29,
                                            2004         2003
                                         ----------   ----------
Sales                                    $7,306,493   $6,109,333
Cost of sales                             6,461,993    5,731,716
                                         ----------   ----------
    Gross profit                            844,500      377,617

Selling, general and
  administrative expenses                   637,669      710,930
                                         ----------   ----------
    Income (loss) from operations           206,831     (333,313)

Non-operating income (expense):
    Interest expense                       (159,093)    (169,518)
    Gain on debt forgiveness                250,000            -
    Other                                         -       11,919
                                         ----------   ----------
    Income (loss) before income taxes       297,738     (490,912)

Provision for income taxes                    9,000            -
                                         ----------   ----------

    Net income (loss)                    $  288,738   $ (490,912)
                                         ==========   ==========
Income (loss) per share data (Note A):

  Basic income (loss) per share          $     0.06  ($     0.11)
                                         ==========   ==========
  Diluted income (loss) per share        $     0.06  ($     0.11)
                                         ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                      For the quarter ended
                                      ---------------------
                                       April 3,   March 29,
                                         2004        2003
                                     -----------  ----------
Operating Activities:
  Net income (loss)                  $   288,738  $ (490,912)
  Depreciation and amortization          468,506     473,188
  Forgiveness of debt                   (250,000)          -
  Changes in working capital items    (1,196,409)   (255,232)
                                     -----------  ----------
      Net cash used in
       operating activities             (689,165)   (272,956)
                                     -----------  ----------
Investing Activities:
  Additions to property, plant
    and equipment                        (76,886)   (236,434)
                                     -----------  ----------
Financing Activities:
  Increase in revolving
    line of credit                     1,612,995     943,205
  Repayments of long-term debt        (2,311,972)   (412,552)
  Borrowings on long-term debt         1,659,000           -
  Deferred loan fees                     (30,783)          -
                                     -----------  ----------
    Net cash provided by
     financing activities                929,240     530,653
                                     -----------  ----------
Increase in cash                         163,189      21,263
Cash at beginning of period               94,151     207,501
                                     -----------  ----------
Cash at end of period                $   257,340  $  228,764
                                     ===========  ==========
Supplemental Disclosure of
   Cash Flow Information:
     Interest paid                   $   169,902  $  200,646
   Non-cash transactions:
     Fractional shares of common
       stock returned to the
       Company from ESOP                       -         165

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 3, 2004

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 3, 2004 are not necessarily indicative of the results that may be expected for the year ending January 1, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 2004.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of April 3, 2004 and January 3, 2004, inventories consisted of the following:

                       April 3,     January 3,
                         2004          2004
                     -----------    -----------
Raw materials        $   733,581    $   673,774
Work-in-progress       3,056,847      2,494,102
Finished goods         1,987,599      2,143,066
                     -----------    -----------
                       5,778,027      5,310,942
Reserve for excess
 and obsolete           (686,857)      (699,689)
                     -----------    -----------
Inventories, net     $ 5,091,170    $ 4,611,253
                     ===========    ===========

Income (loss) per share: The number of shares used in the income (loss) per common share computations for the quarters ended April 3, 2004 and March 29, 2003 are as follows:

                                       For the quarter ended
                                       ---------------------
                                       April 3,    March 29,
                                         2004        2003
                                       ---------   ---------
Basic:
  Average common
  shares outstanding                   4,444,438   4,415,960

Diluted:
  Dilutive effect of
  stock options                          172,043           -
                                       ---------   ---------
  Average common shares diluted        4,616,481   4,415,960
                                       =========   =========
Options excluded since anti-dilutive      97,000     644,200
                                       =========   =========

The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income (loss) would have been adjusted to reflect the following pro forma amounts:

                                              For the quarter ended
                                              ---------------------
                                               April 3,  March 29,
                                                2004       2003
                                              ---------  ----------
Income (loss):
   As reported                                $ 288,738  ($ 490,912)
   Effect of stock-based employee
   compensation expense determined
   under fair valuation method for all
   awards, net of any related tax effects       (15,538)     (6,660)
                                              ---------  ----------
   Pro forma                                  $ 273,200  ($ 497,572)
                                              =========  ==========

Income (loss) per common share:
   Basic:
        As reported                           $    0.06  ($    0.11)
        Pro forma                                  0.06       (0.11)

   Diluted:
        As reported                           $    0.06  ($    0.11)
        Pro forma                                  0.06       (0.11)

Comprehensive Income (Loss): Comprehensive income (loss) is the same as net income (loss) for the three month periods ended April 3, 2004 and March 29, 2003 since the valuation used in connection with determining the amount of the change in the minimum pension liability is determined at the end of the year.

Treasury stock: On October 11, 2002, the Company terminated its Employee Stock Ownership Plan and distributed the accounts of all participants in the form of shares of the Company. The fractional share portion of each account was paid in cash by the Company. The fractional shares totaling 235 shares were transferred back to the Company as treasury stock in 2003.

New Accounting Standards: In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132(revised 2003), "Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106" (FAS 132 revised 2003). FAS 132 (revised 2003) requires disclosures about defined benefit pension plans' and other postretirement benefit plans' assets, obligations, cash flows and net cost, and retains a number of disclosures required by SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company adopted the annual disclosure provisions for the fiscal year ended January 3, 2004. The Company adopted the interim disclosure provisions effective with this filing as provided in Note D.

NOTE B -- FINANCING ARRANGEMENTS

Long-term debt consists of the following:

                                             April 3,      January 3,
                                               2004           2004
                                            ----------     ----------
Term notes payable to primary lender
  due in monthly principal installments
  of $122,734 plus interest (1)             $1,977,403     $2,345,605

Note payable due in monthly principal
  installments of $73,611 plus
  interest at 7%                               450,826        682,080

Note payable to former lender (3)              750,000      1,000,000

Mortgage loan to bank due in 240 monthly
  installments of $16,423 including
  interest at 7.5% subject to
  change every five years                    1,883,531      1,901,043

Mortgage loan to bank (2)                    1,659,000              -

Note payable to former shareholders of
  Apex Machine Tool Company, Inc. (2)                -      1,659,638

Equipment notes payable due in 36 monthly
  principal payments of $700 and $674           11,645         16,467

Capitalized lease obligations                  289,955        320,499
                                            ----------     ----------
                                             7,022,360      7,925,332
Less-current portion of long-term debt       2,651,568 (2)  2,254,142
                                            ----------     ----------
                                            $4,370,792     $5,671,190
                                            ==========     ==========

(1) The Company's primary lender provides financing in the form of term loans and a revolving line of credit limited to an amount determined by a formula based on percentages of the Company's receivables and inventory. The interest rates are based on the index rate (30 day dealer placed commercial paper) plus 3.75% (4.73% at April 3, 2004) for the revolving credit line and the index rate plus 4% (4.98% at April 3, 2004) for the term loans. On January 15, 2004, the lender amended the terms of the financing arrangement by increasing the availability on the Company's revolving line of credit by $400,000 and changing the fixed charge coverage ratio covenant for 2004 from 1.0 to 90% of the ratio as projected in the Company's budget. As of April 3, 2004, the Company was in compliance with its debt covenants. As of April 3, 2004, $4,163,827 was outstanding on the Company's revolving line of credit and $1,108,000 was available for additional borrowings.

(2) On March 5, 2004, a local bank refinanced the note payable to the former shareholders of Apex Machine Tool Company Inc, paying that note in full (the "March 2004 Refinancing"). The new mortgage loan in the amount of $1,659,000 is secured by a mortgage on the Company's real property located in Farmington, Connecticut, and is due in 120 monthly installments of $12,452 including interest at 6.49% with a balloon payment due on April 1, 2014. The monthly payment will be adjusted by the bank every 5 years to reflect interest at the FHLBB Amortizing Advance Rate plus 2.75%. The classification of long-term debt has been determined in the accompanying January 3, 2004 consolidated balance sheet based on the repayment terms after consideration of the March 2004 Refinancing.

(3) On April 1, 2004, in accordance with an April 3, 2003 agreement with the Company's former lender, the $1 million non-interest bearing note payable to the former lender reduced to $750,000, since certain events, including a change of control, sale of the Company or liquidation, had not occurred or been initiated as of that date. This forgiveness of debt was recorded by the Company as a gain in the first quarter of 2004. The note will be forgiven in its entirety on April 1, 2005 if no such events have occurred or been initiated as of that date.

NOTE C - EMPLOYMENT CONTRACT

On February 13, 2004, the Company entered into an amended and restated employment contract with the Company's Chief Executive Officer which extended the term of the contract through February 12, 2005.

NOTE D - PENSION PLAN EXPENSE

The following table sets forth the components of net periodic benefit cost (in thousands):

                                          For the quarter ended
                                          ----------------------
                                          April 3,      March 29,
                                            2004           2003
                                          --------      ---------
Components of net periodic benefit cost:
   Interest cost                          $     91      $      90
   Expected return on plan assets              (70)           (63)
   Amortization of actuarial loss               32             38
                                          --------      ---------
   Net periodic pension expense           $     53      $      65
                                          ========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales. The Company's sales in the first quarter of 2004 increased $1,197,000 or 19.6% compared to the first quarter of 2003 from $6,109,000 to $7,306,000. Such increase resulted from the following (in thousands):

                                     For the Three Months Ended
                                    April 3,  March 29,
         Product Line                 2004      2003      Change
---------------------------------   --------  ---------   -------
Engineered Precision Components     $  1,129  $   1,812  ($   683)
Precision Engineered Technologies        685        873      (188)
Precision Large Machining                620        366       254
Apex Machine Tool                      4,872      3,058     1,814
                                    --------  ---------  --------
Total                               $  7,306  $   6,109   $ 1,197
                                    ========  =========  ========

While sales in the Apex Machine Tool and Precision Large Machining product lines increased over the first quarter of 2003, sales in all of the above product lines increased from the fourth quarter of 2003 to the first quarter of 2004. Sales of $7,306,000 in the first quarter of 2004 are the highest quarterly sales for the Company since the first quarter of 2002. The sales increase in the Apex Machine Tool group reflects increased requirements from that product line's primary customers.

As of April 3, 2004, sales backlog was approximately $20,600,000 compared to $18,000,000 as of January 3, 2004. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $11,600,000 of its April 3, 2004 backlog during the remainder of the 2004 fiscal year. The remaining $9,000,000 of backlog is deliverable in the fiscal year 2005 and beyond.

Cost of Sales. Cost of sales as a percentage of sales decreased to 88.4% for the three months ended April 3, 2004 compared to 93.8% for the three months ended March 29, 2003. This decrease was due to the Company's consolidation of its four independent divisions into one operating entity in the first quarter of 2003, thereby allowing the Company to reduce overhead, improve efficiencies and share resources. The Company incurred costs associated with the consolidation of $159,000 in the first quarter of 2003 which were included in cost of sales. Additionally, higher sales levels in the first quarter of 2004 served to cover fixed manufacturing costs and resulted in lower cost of sales as a percentage of sales.

Selling, General & Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2004 decreased by $73,000 or 10.3% compared to the first quarter of 2003. The decrease in these costs was mainly the result of decreased professional expenses.

Interest Expense. Interest expense decreased by $10,000 or 6.1% to $159,000 for the first quarter of 2004. This is primarily due to lower interest bearing indebtedness in the first quarter of 2004 as compared to the first quarter of 2003.

Gain on Debt Forgiveness. The Company recorded a gain of $250,000 reflecting the forgiveness of a portion of the non-interest bearing note with its former lender from $1,000,000 to $750,000. This reduction was in accordance with the Company's April 3, 2003 agreement with the former lender. (See Note B to condensed consolidated financial statements).

Liquidity and Capital Resources.

Net cash used in operating activities of $689,000 for the three months ended April 3, 2004, resulted primarily from increases in accounts receivable, inventory and prepaid expenses partially offset by an increase in accounts payable. The Company is able to borrow against the increase in eligible accounts receivable through its revolving line of credit.

Net cash used in investing activities of $77,000 for the three months ended April 3, 2004, consisted of expenditures for machinery and computer equipment.

Net cash provided by financing activities of $929,000 for the three months ended April 3, 2004, resulted from borrowings on the Company's revolving line of credit partially offset by repayments of long-term debt.

Net cash used in operating activities of $273,000 for the three months ended March 29, 2003, resulted primarily from the net loss and lower accounts payable, employee compensation and accrued expenses offset partially by lower inventories.

Net cash used in investing activities of $236,000 for the three months ended March 29, 2003, consisted primarily of expenditures for machinery and computer equipment.

Net cash provided by financing activities of $531,000 for the three months ended March 29, 2003, resulted from borrowings on the Company's revolving line of credit, partially offset by repayments of long-term debt.

On January 15, 2004, the Company's primary lender amended the Company's revolving credit facility and term loans. Under the terms of the amended agreement, the lender increased the availability on the Company's revolving line of credit by $400,000 and changed the fixed charge coverage ratio covenant for 2004 from 1.0 to 90% of the ratio as projected in the Company's budget. As of April 3, 2004, $4,163,827 was outstanding on the Company's revolving line of credit and $1,108,000 was available for additional borrowings.

On March 5, 2004, a local bank refinanced the note payable to the former shareholders of Apex Machine Tool Company Inc, paying that note in full (the "March 2004 Refinancing"). The new mortgage loan, which is secured by a mortgage on the Company's real property located in Farmington Connecticut, is due in 120 monthly installments of $12,452 including interest at 6.49% with a balloon payment due on April 1, 2014. The monthly payment will be adjusted by the bank every 5 years to reflect interest at the FHLBB Amortizing Advance Rate plus 2.75%. The classification of long-term debt has been determined in the accompanying January 3, 2004 consolidated balance sheet based on the repayment terms after consideration of the March 2004 Refinancing.

In October 2002, the Company adopted a consolidation plan. Under the plan, the Company consolidated its four independent divisions into one entity, allowing the Company to reduce overhead, improve operating efficiencies and share resources. The consolidation resulted in the physical relocation of 130 people and the related equipment without suspending operations. The consolidation commenced in the fourth quarter of 2002 and was completed in the first quarter of 2003. The Company incurred costs associated with the consolidation of $159,000 in the first quarter of 2003, which were included in cost of sales.

All statements other than historical statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the

Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, statements about the Company's bank agreements, statements about the Company's backlog, statements about the Company's action to improve operating performance, and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the Company's ability to effectively use business-to-business tools on the Internet to improve operating results; the adequacy of the Company's revolving credit facility and other sources of capital; and other factors discussed in the Company's annual report on Form 10-K for the year ended January 3, 2004. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 3, 2004 there have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of January 3, 2004 in the Company's Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure and procedures

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of April 3, 2004 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Change in internal controls

No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended April 3, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      3.1*  EDAC's Amended and Restated Articles of Incorporation

      3.2*  EDAC's Amended and Restated By-laws

      10.1 Loan Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.

      10.2 Term note by and between EDAC, Apex and Banknorth N.A dated March 5, 2004.

      10.3 Open-End Mortgage, Commercial Mortgage, Security Agreement and Assignment of Leases and Rents by and between Banknorth N.A and EDAC dated March 5, 2004.

      10.4 Open-End Mortgage, Commercial Mortgage, Security Agreement and Assignment of Leases and Rents by and between Apex and Banknorth N.A dated March 5, 2004.

      10.5 Hazardous Substance Certificate and Indemnification Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.

      31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

      31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference

(b)   Reports on Form 8-K

      On March 11, 2004, the Company filed a report on Form 8-K to report, under Items 7 and 12, the Company's financial results for its fourth quarter and year ended January 3, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EDAC TECHNOLOGIES CORPORATION

May 4, 2004                              By /s/ Glenn L. Purple
                                            ----------------------------------
                                         Glenn L. Purple, Chief Financial
                                         Officer and duly authorized officer

                                  EXHIBIT INDEX

NUMBER                             DESCRIPTION
------                             -----------

      3.1   EDAC's Amended and Restated Articles of Incorporation (1)

      3.2   EDAC's Amended and Restated By-laws (2)

      10.1* Loan Agreement by and between EDAC, Apex and Banknorth N.A. dated
            March 5, 2004.

      10.2* Term note by and between EDAC, Apex and Banknorth N.A dated March 5,
            2004.

      10.3* Open-End Mortgage, Commercial Mortgage, Security Agreement and
            Assignment of Leases and Rents by and between Banknorth N.A and EDAC dated March 5, 2004.

      10.4* Open-End Mortgage, Commercial Mortgage, Security Agreement and
            Assignment of Leases and Rents by and between Apex and Banknorth N.A dated March 5, 2004.

      10.5* Hazardous Substance Certificate and Indemnification Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.

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