Form 10-Q
period 2004-07-03
EDAC TECHNOLOGIES CORP
filed 2004-08-04
CIK 772572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 3, 2004
                               ----------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period          to
                         ----------   ----------

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

                                 (860) 677-2603
                                 --------------
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes X   No
                                                     -----  -----

                  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  X
   -----  -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

                  On July 26, 2004 there were outstanding 4,444,438 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS




                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      July 3,                    January 3,
                                                       2004                         2004
                                                   (Unaudited)                     (Note)
                                                  ------------                  ------------

ASSETS

CURRENT ASSETS:
  Cash                                            $    305,058                  $     94,151
  Trade accounts receivable, net                     6,129,997                     3,154,498
  Inventories, net                                   4,840,502                     4,611,253
  Prepaid expenses and other                           282,263                        60,424
                                                  ------------                  ------------
         TOTAL CURRENT ASSETS                       11,557,820                     7,920,326
                                                  ------------                  ------------


PROPERTY, PLANT, AND EQUIPMENT                      25,768,627                    25,485,628
  less-accumulated depreciation                     16,451,940                    15,542,501
                                                  ------------                  ------------
                                                     9,316,687                     9,943,127
                                                  ------------                  ------------

OTHER ASSETS:
  Deferred income taxes                                258,608                       258,608
  Other                                                 56,299                        43,751
                                                  ------------                  ------------

                                                  $ 21,189,414                  $ 18,165,812
                                                  ============                  ============




Note: The balance sheet at January 3, 2004 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                              July 3,                       January 3,
                                                                                2004                           2004
                                                                             (Unaudited)                      (Note)
                                                                           -------------                  ------------
LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                                                 $   4,425,087                  $  2,550,832
  Current portion of long-term debt                                            2,077,744                     2,254,142
  Trade accounts payable                                                       3,779,466                     2,098,415
  Accrued employee compensation
    and amounts withheld                                                         871,223                       972,630
  Other accrued expenses                                                         373,203                       412,201
  Customer advances                                                              503,859                        77,138
  Deferred income taxes                                                          258,959                       258,959
                                                                           -------------                  ------------

     TOTAL CURRENT LIABILITIES                                                12,289,541                     8,624,317
                                                                           -------------                  ------------

LONG-TERM DEBT,
   less current portion                                                        4,476,799                     5,671,190
                                                                           -------------                  ------------

OTHER LONG-TERM LIABILITIES                                                    1,125,063                     1,125,063
                                                                           -------------                  ------------


SHAREHOLDERS EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    4,444,438 shares issued                                                       11,111                        11,111
  Additional paid-in capital                                                   9,377,508                     9,377,508
  Accumulated deficit                                                         (4,591,240)                   (5,144,009)
                                                                           -------------                  ------------
                                                                               4,797,379                     4,244,610
  Less: accumulated other
          comprehensive loss                                                   1,499,203                     1,499,203
        treasury stock, 235 shares                                                   165                           165
                                                                           -------------                  ------------
                                                                               3,298,011                     2,745,242
                                                                           -------------                  ------------

                                                                           $  21,189,414                  $ 18,165,812
                                                                           =============                  ============



Note: The balance sheet at January 3, 2004 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                For the three months ended                    For the six months ended
                                            ---------------------------------             -------------------------------
                                               July 3,              June 28,                July 3,             June 28,
                                                2004                  2003                   2004                 2003
                                            -----------           -----------             -----------         -----------
Sales                                        $8,766,891            $7,137,812             $16,073,384         $13,247,145
Cost of sales                                 7,697,022             6,253,856              14,159,015          11,985,572
                                            -----------           -----------             -----------         -----------
  Gross profit                                1,069,869               883,956               1,914,369           1,261,573

Selling, general and
 administrative expenses                        634,617               762,631               1,272,286           1,473,561
                                            -----------           -----------             -----------         -----------

  Income (loss)
   from operations                              435,252               121,325                 642,083            (211,988)

Non-operating income
  (expense):
     Gain on debt
       forgiveness                                 -                    -                     250,000               -
     Gain on debt
       restructuring                               -                7,253,203                   -               7,253,203
     Interest expense                          (163,221)             (177,415)               (322,314)           (346,933)
     Other                                         -                   31,294                   -                  43,213
                                            -----------           -----------             -----------         -----------

  Income before income taxes                    272,031             7,228,407                 569,769           6,737,495

Provision for income taxes                        8,000                 -                      17,000               -
                                            -----------           -----------             -----------         -----------

  Net income                                 $  264,031            $7,228,407             $   552,769         $ 6,737,495
                                            ===========           ===========             ===========         ===========




Income per share data (Note A):

  Basic                                     $      0.06            $     1.64             $      0.12          $     1.53
                                            ===========            ==========             ===========          ==========

  Diluted                                   $      0.06            $     1.60             $      0.12          $     1.50
                                            ===========            ==========             ===========          ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)







                                                                                    For the six months ended
                                                                               ------------------------------------
                                                                                July 3,                  June 28,
                                                                                  2004                     2003
                                                                               -----------              -----------
Operating Activities:
  Net income                                                                   $  552,769               $6,737,495
  Depreciation and amortization                                                   927,674                  962,722
  Gain on sales of equipment                                                         -                     (30,942)
  Forgiveness of debt                                                            (250,000)              (7,253,203)
  Changes in working capital items                                             (1,459,220)                (445,060)
                                                                               -----------              -----------
      Net cash used in
       operating activities                                                      (228,777)                 (28,988)
                                                                               -----------              -----------

Investing Activities:
  Additions to property, plant
    and equipment                                                                 (92,999)                (260,641)
  Proceeds from sales of property,
    plant and equipment                                                              -                     134,123
                                                                               -----------              -----------
       Net cash used in
         investing activities                                                     (92,999)                (126,518)
                                                                               -----------              -----------

Financing Activities:
  Increase in revolving
    line of credit                                                              1,874,255                1,437,352
  Repayments of long-term debt                                                 (2,969,789)              (1,061,068)
  Borrowings on long-term debt                                                  1,659,000                     -

  Deferred loan fees                                                              (30,783)                 (59,065)
                                                                               -----------              -----------
    Net cash provided by
     financing activities                                                         532,683                  317,219
                                                                               -----------              -----------

Increase in cash                                                                  210,907                  161,713
Cash at beginning of period                                                        94,151                  207,501
                                                                               -----------              -----------

Cash at end of period
                                                                               $  305,058               $  369,214
                                                                               ===========              ===========

Supplemental Disclosure of
  Cash Flow Information:
    Interest paid                                                              $  333,757               $  362,619
    Income taxes paid (refunded)                                                   12,950                 (683,025)
  Non-cash transactions:
    Capital lease obligation                                                      190,000                     -



The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 3, 2004

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 3, 2004 are not necessarily indicative of the results that may be expected for the year ending January 1, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 3, 2004.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of July 3, 2004 and January 3, 2004, inventories consisted of the following:


                                                                         July 3,                  January 3,
                                                                          2004                       2004
                                                                          ----                       ----
     Raw materials                                                    $  776,643                  $  673,774
     Work-in-progress                                                  2,692,297                   2,494,102
     Finished goods                                                    2,058,419                   2,143,066
                                                                      ----------                  ----------
                                                                       5,527,359                   5,310,942
     Reserve for excess
      and obsolete                                                     (686,857)                   (699,689)
                                                                      ----------                  ----------
     Inventories, net                                                 $4,840,502                  $4,611,253
                                                                      ==========                  ==========


Income per share: The number of shares used in the income per common share computations for the three and six month periods ended July 3, 2004 and June 28, 2003 are as follows:



                               For the three months ended           For the six months ended
                             -----------------------------         ---------------------------
                                July 3,          June 28,           July 3,           June 28,
                                 2004              2003               2004              2003
                             ----------         ----------         ---------         ---------
Basic:
  Average common
    shares outstanding        4,444,438          4,415,803         4,444,438         4,415,881

Diluted:
  Dilutive effect of
    stock options               188,708             98,417           180,747            64,898
                             ----------         ----------         ---------         ---------
  Average common
  shares diluted              4,633,146          4,514,220         4,625,185         4,480,779
                             ==========         ==========         =========         =========

Options excluded
  since anti-dilutive            97,000            310,500            97,000           310,500
                             ==========         ==========         =========         =========


The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income would have been adjusted to reflect the following pro forma amounts:




                                                           For the three months ended              For the six months ended
                                                         -----------------------------            -------------------------
                                                          July 3,            June 28,              July 3,        June 28,
                                                           2004                2003                 2004            2003
                                                         --------           ----------            --------       ----------
Income:
  As reported                                            $264,031           $7,228,407            $552,769       $6,737,495
   Effect of stock-based employee
   compensation expense determined
   under fair valuation method for
   all awards, net of any
   related tax effects                                    (13,828)              (5,550)            (29,366)         (11,100)
                                                         --------           ----------            --------       ----------
   Pro forma                                             $250,203           $7,222,857            $523,403       $6,726,395
                                                         ========           ==========            ========       ==========


Income per common share:
  Basic:
    As reported                                             $0.06                $1.64               $0.12            $1.53
    Pro forma                                               $0.06                $1.64               $0.12            $1.52

  Diluted:
    As reported                                             $0.06                $1.60               $0.12            $1.50
    Pro forma                                               $0.05                $1.60               $0.11            $1.50



Comprehensive Income: Comprehensive income is the same as net income for the three and six month periods ended July 3, 2004 and June 28, 2003 since the valuation used in connection with determining the amount of the change in the minimum pension liability is determined at the end of the year.

Income taxes: Income taxes for the three and six month periods ended July 3, 2004 vary from those amounts that would be expected using statutory rates, due to the utilization of net operating loss carry forwards.

Treasury stock: On October 11, 2002, the Company terminated its Employee Stock Ownership Plan and distributed the accounts of all participants in the form of shares of the Company. The fractional share portion of each account was paid in cash by the Company. The fractional shares totaling 235 shares were transferred back to the Company as treasury stock in 2003.

New Accounting Standards: In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), "Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106" (FAS 132 revised 2003). FAS 132 (revised 2003) requires disclosures about defined benefit pension plans' and other postretirement benefit plans' assets, obligations, cash flows and net cost, and retains a number of disclosures required by SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company adopted the annual disclosure provisions for the fiscal year ended January 3, 2004. The Company adopted the interim disclosure provisions effective in the first quarter 2004 as provided in Note C.


NOTE B -- FINANCING ARRANGEMENTS


Long-term debt consists of the following:


                                                                                      July 3,               January 3,
                                                                                       2004                   2004
                                                                                       ----                   ----
Term notes payable to primary lender
  due in monthly principal installments
  of $122,734 plus interest (1)                                                     $1,609,201              $2,345,605

Note payable due in monthly principal
  installments of $73,611 plus
  interest at 7%                                                                       223,481                 682,080

Note payable to former lender (3)                                                      750,000               1,000,000

Mortgage loan to bank due in 240 monthly
  installments of $16,423 including
  interest at 7.5% subject to
  change every five years                                                            1,869,906               1,901,043

Mortgage loan to bank (2)                                                            1,648,526                   -

Note payable to former shareholders of
  Apex Machine Tool Company, Inc. (2)                                                     -                  1,659,638

Equipment notes payable due in 36 monthly
  principal payments of $700 and $674.                                                   7,521                 16,467

Capitalized lease obligations                                                          445,908                 320,499
                                                                                    ----------              ----------
                                                                                     6,554,543               7,925,332
Less-current portion of long-term debt                                               2,077,744      (2)      2,254,142
                                                                                    ----------              ----------
                                                                                    $4,476,799              $5,671,190
                                                                                    ==========              ==========



(1) The Company's primary lender provides financing in the form of term loans and a revolving line of credit limited to an amount determined by a formula based on percentages of the Company's receivables and inventory. The interest rates are based on the index rate (30 day dealer placed commercial paper) plus 3.75% (5.08% at July 3, 2004) for the revolving credit line and the index rate plus 4% (5.33% at July 3, 2004) for the term loans. On January 15, 2004, the lender amended the terms of the financing arrangement by increasing the availability on the Company's revolving line of credit by $400,000 and changing the fixed charge coverage ratio covenant for 2004 from 1.0 to 90% of the ratio as projected in the Company's budget. On May 20, 2004, the lender again amended the terms of the financing arrangement by increasing the availability on the Company's revolving line of credit by an additional $340,000. As of July 3, 2004, the Company was in compliance with its debt covenants. As of July 3, 2004, $4,425,087 was outstanding on the Company's revolving line of credit and $1,407,000 was available for additional borrowings. The revolving credit line and term loans mature on January 3, 2005.


(2) On March 5, 2004, a local bank refinanced the note payable to the former shareholders of Apex Machine Tool Company Inc, paying that note in full (the "March 2004 Refinancing"). The new mortgage loan in the original amount of $1,659,000 is secured by a mortgage on the Company's real property located in Farmington, Connecticut, and is due in 120 monthly installments of $12,452 including interest at 6.49% with a balloon payment due on April 1, 2014. The monthly payment will be adjusted by the bank every 5 years to reflect interest at the FHLBB Amortizing Advance Rate plus 2.75%. The classification of long-term debt has been determined in the accompanying January 3, 2004 consolidated balance sheet based on the repayment terms after consideration of the March 2004 Refinancing.

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


NOTE C -- PENSION PLAN EXPENSE

The following table sets forth the components of net periodic benefit cost (in thousands):

                                                      For the three months ended      For the six months ended
                                                     ---------------------------    ----------------------------
                                                        July 3,        June 28,         July 3,        June 28,
                                                         2004           2003            2004            2003
                                                     ------------   ------------    ------------    ------------
Components of net periodic benefit cost:
   Interest cost                                         $91             $90            $182            $180
   Expected return on plan assets                        (70)            (63)           (140)           (126)
   Amortization of actuarial loss                         32              38              64              76
                                                         ---             ---            ----            ----
   Net periodic pension expense                          $53             $65            $106            $130
                                                         ===             ===            ====            ====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales. The Company's sales increased $1,629,000, or 22.8%, and $2,826,000, or 21.3%, for the three and six months ended July 3, 2004, respectively, as compared to the three and six month periods ended June 28, 2003. Sales of $8,767,000 in the second quarter of 2004 are the highest quarterly sales for the Company since the fourth quarter of 2001. The increase in sales was due to increased sales to our primary machine tool and aerospace customers. Aerospace related sales also increased by $785,000 representing revenue recognized through July 3, 2004 for the completed contracts under an agreement reached with the Company's largest aerospace customer (see Liquidity and Capital Resources section).

As of July 3, 2004, sales backlog was approximately $19,800,000 compared to $18,000,000 as of January 3, 2004. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $10,000,000 of its July 3, 2004 backlog during the remainder of the 2004 fiscal year. The remaining $9,800,000 of backlog is deliverable in the fiscal year 2005 and beyond.

Cost of Sales. Cost of sales as a percentage of sales decreased to 87.8% from 88.1% and to 87.6% from 90.5% for the three and six month periods ended July 3, 2004 compared to the three and six month periods ended June 28, 2003. This decrease was due to sales levels increasing in 2004 greater than manufacturing costs due to the fixed element of certain manufacturing costs. Additionally, the Company's consolidation of its four independent divisions into one operating entity in the first quarter of 2003, allowed the Company to reduce overhead, improve efficiencies and share resources. The Company incurred costs associated with the consolidation of $159,000 in the first quarter of 2003 which were included in cost of sales.

Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased by $128,000, or 16.8%, and by $201,000, or 13.7%, for the three and six month periods ended July 3, 2004 compared to the three and six month periods ended June 28, 2003. The decrease in these costs was mainly the result of decreased professional expenses.

Interest Expense. Interest expense decreased by $14,000, or 8.0%, and by $25,000, or 7.1%, for the three and six month periods ended July 3, 2004 compared to the three and six month periods ended June 28, 2003. This decrease was primarily due to lower indebtedness.

Gain on Debt Forgiveness. The Company recorded a gain of $250,000 in the first quarter of 2004 reflecting the forgiveness of a portion of the non-interest bearing note with its former lender from $1,000,000 to $750,000. This reduction was in accordance with the Company's April 3,

2003 agreement with the former lender. (See Note B to condensed consolidated financial statements).


Liquidity and Capital Resources.

In June 2004, the Company and its largest aerospace customer reached an agreement whereby the customer would pay an advance of $1.8 million in connection with certain contracts that had been put on hold by the customer in 2002. In the third quarter, upon receipt of the payment on July 16, 2004, the customer took title to the related inventory and the Company recorded a reduction to inventory of approximately $1.0 million, representing the difference between the payment of $1.8 million and revenue recognized to date for completed contracts of $785,000.

Net cash used in operating activities of $229,000 for the six months ended July 3, 2004, resulted primarily from increases in accounts receivable, inventories and prepaid expenses partially offset by net income adjusted for non-cash items, and increases in accounts payable and customer deposits. Accounts receivable increased $2,975,000 and accounts payable increased $1,681,000 due to increased sales and production in the quarter ended July 3, 2004, compared to the quarter ended January 3, 2004. Customer advances increased $427,000 due to advances from a non-aerospace customer on certain large contracts to be delivered in 2004. The Company is able to borrow against the increase in eligible accounts receivable through its revolving line of credit.

Net cash used in investing activities of $93,000 for the six months ended July 3, 2004, consisted of expenditures for machinery and computer equipment.

Net cash provided by financing activities of $533,000 for the six months ended July 3, 2004, resulted from borrowings on the Company's revolving line of credit partially offset by repayments of long-term debt.

Net cash used in operating activities of $29,000 for the six months ended June 28, 2003, resulted primarily from net income adjusted for non-cash income related to the forgiveness of indebtedness and non-cash charges for depreciation and amortization and increases in accounts receivable and prepaid expenses offset by a decrease in inventories and the collection of refundable income taxes.

Net cash used in investing activities of $127,000 for the six months ended June 28, 2003, consisted primarily of expenditures for machinery and computer equipment offset by proceeds from the sale of equipment.

Net cash provided by financing activities of $317,000 for the six months ended June 28, 2003, resulted from borrowings on the Company's revolving line of credit partially offset by repayments of long-term debt.

On January 15, 2004, the Company's primary lender amended the Company's revolving credit facility and term loans. Under the terms of the amended agreement, the lender increased the availability on the Company's revolving line of credit by $400,000 and changed the fixed charge coverage ratio covenant for 2004 from 1.0 to 90% of the ratio as projected in the Company's budget. On May 20, 2004, the lender again amended the terms of the financing arrangement by increasing the availability on the Company's revolving line of credit by an additional $340,000. As of July 3, 2004, $4,425,087 was outstanding on the Company's revolving line of credit and $1,407,000 was available for additional borrowings. The revolving credit line and term loans mature on January 3, 2005.

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


All statements other than historical statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, statements about the Company's bank agreements, statements about the Company's backlog, statements about the Company's action to improve operating performance, and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the Company's ability to effectively use business-to-business tools on the Internet to improve operating results; the adequacy of the Company's revolving credit facility and other sources of capital; and other factors discussed in the Company's annual report on Form 10-K for the fiscal year ended January 3, 2004. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At July 3, 2004 there have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of January 3, 2004 in the Company's Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES


Evaluation of disclosure and procedures

The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of July 3, 2004 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.


Change in internal controls

No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended July 3, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                          PART II -- OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2004 the Company held its annual meeting of shareholders. The following directors were elected at the meeting.



                                                                    Votes Cast
                                    Votes                           Against or
         Director                   Cast For                        Withheld
         --------                   --------                       -----------
         William B. Bayne, Jr.      4,065,263                         33,348
         John Moses                 3,527,155                        571,456
         Dominick A. Pagano         3,537,110                        561,501
         Stephen J. Raffay          2,919,209                      1,179,402
         Ross C. Towne              4,094,979                          3,632
         Daniel C. Tracy            3,375,337                        723,274


At the same meeting the appointment of Carlin, Charron & Rosen LLP as auditors for the Company for the fiscal year ending January 1, 2005 was ratified with a vote of 4,093,223 for, 3,720 against and 1,668 abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits

       3.1*  EDAC's Amended and Restated Articles of Incorporation

       3.2*  EDAC's Amended and Restated By-laws

       10.1 Consent and Amendment No. 5 to Loan and Security Agreement by and between EDAC and General Electric Capital Corporation dated May 20, 2004.

       31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

       31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

       32.1 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


       * Incorporated by reference


(b)      Reports on Form 8-K


         On May 5, 2004, the Company filed a report on Form 8-K to report, under Items 7 and 12, the Company's financial results for its first quarter ended April 3, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EDAC TECHNOLOGIES CORPORATION


August 3, 2004                      By /s/ Glenn L. Purple
                                      ---------------------------------
                                       Glenn L. Purple, Chief Financial
                                       Officer and duly authorized officer

                 EXHIBIT INDEX


NUMBER              DESCRIPTION
------              -----------

   3.1         EDAC's Amended and Restated Articles of Incorporation (1)

   3.2         EDAC's Amended and Restated By-laws (2)

  10.1* Consent and Amendment No. 5 to Loan and Security Agreement by (3) and between EDAC and General Electric Capital Corporation dated May 20, 2004.

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

(3)  Confidential treatment requested as to certain portions.

*  Filed herewith.