Form 10-Q
period 2004-10-02
EDAC TECHNOLOGIES CORP
filed 2004-11-05
CIK 772572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 2, 2004
                               ----------------------

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


APPLICABLE ONLY TO CORPORATE ISSUERS:

                  On October 25, 2004 there were outstanding 4,444,438 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS




                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                           October 2,                    January 3,
                                                                                              2004                          2004
                                                                                           (Unaudited)                     (Note)
                                                                                           -----------                   -----------
ASSETS

CURRENT ASSETS:
  Cash                                                                                     $   711,806                   $    94,151
  Trade accounts receivable, net                                                             5,504,954                     3,154,498
  Inventories, net                                                                           4,558,271                     4,611,253
  Prepaid expenses and other                                                                   270,215                        60,424
  Refundable income taxes                                                                      331,154                          --
                                                                                           -----------                   -----------
         TOTAL CURRENT ASSETS                                                               11,376,400                     7,920,326
                                                                                           -----------                   -----------


PROPERTY, PLANT, AND EQUIPMENT                                                              25,842,995                    25,485,628
  less-accumulated depreciation                                                             16,921,660                    15,542,501
                                                                                           -----------                   -----------
                                                                                             8,921,335                     9,943,127
                                                                                           -----------                   -----------

OTHER ASSETS:
  Deferred income taxes                                                                        258,608                       258,608
  Other                                                                                         60,588                        43,751
                                                                                           -----------                   -----------

                                                                                           $20,616,931                   $18,165,812
                                                                                           ===========                   ===========




Note: The balance sheet at January 3, 2004 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           October 2,                   January 3,
                                                                                              2004                         2004
                                                                                          (Unaudited)                     (Note)
                                                                                          ------------                 ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                                                                $  4,388,965                 $  2,550,832
  Current portion of long-term debt                                                          1,477,864                    2,254,142
  Trade accounts payable                                                                     3,635,924                    2,098,415
  Accrued employee compensation
    and amounts withheld                                                                       988,339                      972,630
  Other accrued expenses                                                                       371,551                      412,201
  Customer advances                                                                            354,581                       77,138
  Deferred income taxes                                                                        258,959                      258,959
                                                                                          ------------                 ------------

     TOTAL CURRENT LIABILITIES                                                              11,476,183                    8,624,317
                                                                                          ------------                 ------------

LONG-TERM DEBT,
   less current portion                                                                      4,420,064                    5,671,190
                                                                                          ------------                 ------------

OTHER LONG-TERM LIABILITIES                                                                  1,125,063                    1,125,063
                                                                                          ------------                 ------------


SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    4,444,438 shares issued                                                                     11,111                       11,111
  Additional paid-in capital                                                                 9,377,508                    9,377,508
  Accumulated deficit                                                                       (4,293,630)                  (5,144,009)
                                                                                          ------------                 ------------
                                                                                             5,094,989                    4,244,610
  Less: accumulated other
          comprehensive loss                                                                 1,499,203                    1,499,203
        treasury stock, 235 shares                                                                 165                          165
                                                                                          ------------                 ------------
                                                                                             3,595,621                    2,745,242
                                                                                          ------------                 ------------

                                                                                          $ 20,616,931                 $ 18,165,812
                                                                                          ============                 ============



Note: The balance sheet at January 3, 2004 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         For the three months ended                  For the nine months ended
                                                     ----------------------------------          ----------------------------------
                                                      October 2,            Sept. 27,             October 2,            Sept. 27,
                                                         2004                  2003                  2004                  2003
                                                     ------------          ------------          ------------          ------------
Sales                                                $  7,542,469          $  6,437,696          $ 23,615,853          $ 19,684,841
Cost of sales                                           6,764,848             5,655,411            20,923,863            17,640,983
                                                     ------------          ------------          ------------          ------------

  Gross profit                                            777,621               782,285             2,691,990             2,043,858

Selling, general and
 administrative expenses                                  608,481               663,023             1,880,767             2,136,584
                                                     ------------          ------------          ------------          ------------

  Income (loss)
   from operations                                        169,140               119,262               811,223               (92,726)

Non-operating income
  (expense):
  Gain on debt
    forgiveness                                              --                    --                 250,000                  --
  Gain on debt
    restructuring                                            --                    --                    --               7,253,203
  Interest expense                                       (152,684)             (171,474)             (474,998)             (518,407)
  Other                                                      --                     500                  --                  43,713
                                                     ------------          ------------          ------------          ------------

  Income (loss)
    before income taxes                                    16,456               (51,712)              586,225             6,685,783

Benefit from income taxes                                 281,154                  --                 264,154                  --
                                                     ------------          ------------          ------------          ------------

  Net income (loss)                                  $    297,610          $    (51,712)         $    850,379          $  6,685,783
                                                     ============          ============          ============          ============


Income (loss) per share data (Note A):

  Basic                                              $       0.07          $      (0.01)         $       0.19          $       1.51
                                                     ============          ============          ============          ============

  Diluted                                            $       0.06          $      (0.01)         $       0.18          $       1.49
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

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   For the nine months ended
                                                                                           -----------------------------------------
                                                                                           October 2,                    Sept. 27,
                                                                                              2004                         2003
                                                                                           -----------                  -----------
Operating Activities:
  Net income                                                                               $   850,379                  $ 6,685,783
  Depreciation and amortization                                                              1,406,601                    1,445,142
  Gain on sales of equipment                                                                      --                        (31,441)
  Forgiveness of debt                                                                         (250,000)                  (7,253,203)
  Changes in working capital items                                                          (1,048,408)                    (545,187)
                                                                                           -----------                  -----------
      Net cash provided by
       operating activities                                                                    958,572                      301,094
                                                                                           -----------                  -----------

Investing Activities:
  Additions to property, plant
    and equipment                                                                             (167,367)                    (287,194)
  Proceeds from sales of property,
    plant and equipment                                                                           --                        134,623
                                                                                           -----------                  -----------
       Net cash used in
         investing activities                                                                 (167,367)                    (152,571)
                                                                                           -----------                  -----------

Financing Activities:
  Increase in revolving
    line of credit                                                                           1,838,133                    1,705,349
  Repayments of long-term debt                                                              (3,626,404)                  (1,819,808)
  Borrowings on long-term debt                                                               1,659,000                         --

  Proceeds from exercise of common
    stock options                                                                                 --                         14,200
  Deferred loan fees                                                                           (44,279)                     (59,065)
                                                                                           -----------                  -----------
    Net cash used in
     financing activities                                                                     (173,550)                    (159,324)
                                                                                           -----------                  -----------

Increase (decrease) in cash                                                                    617,655                      (10,801)
Cash at beginning of period                                                                     94,151                      207,501
                                                                                           -----------                  -----------

Cash at end of period                                                                      $   711,806                  $   196,700
                                                                                           ===========                  ===========

Supplemental Disclosure of
  Cash Flow Information:
    Interest paid                                                                          $   486,441                  $   550,448
    Income taxes paid (refunded)                                                                12,950                     (697,068)
  Non-cash transactions:
    Capital lease obligation                                                                   190,000                         --
    Fractional shares of common
      stock returned to the
      Company from ESOP                                                                           --                            165


The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 2, 2004

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 2, 2004 are not necessarily indicative of the results that may be expected for the year ending January 1, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 3, 2004.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of October 2, 2004 and January 3, 2004, inventories consisted of the following:

                                                                                       October 2,                       January 3,
                                                                                          2004                             2004
                                                                                       -----------                      -----------
Raw materials                                                                          $   909,143                      $   673,774
Work-in-progress                                                                         2,777,991                        2,494,102
Finished goods                                                                           1,557,994                        2,143,066
                                                                                       -----------                      -----------
                                                                                         5,245,128                        5,310,942
Reserve for excess
 and obsolete                                                                             (686,857)                        (699,689)
                                                                                       -----------                      -----------
Inventories, net                                                                       $ 4,558,271                      $ 4,611,253
                                                                                       ===========                      ===========


Income (loss) per share: The number of shares used in the income (loss) per common share computations for the three and nine month periods ended October 2, 2004 and September 27, 2003 are as follows:

                                                           For the three months ended                  For the nine months ended
                                                       ---------------------------------           ---------------------------------
                                                       October 2,             Sept. 27,            October 2,             Sept. 27,
                                                          2004                  2003                  2004                  2003
                                                       -----------           -----------           -----------           -----------
Basic:
  Average common
    shares outstanding                                   4,444,438             4,425,270             4,444,438             4,419,011

Diluted:
  Dilutive effect of
    stock options                                          217,410                  --                 194,068                72,908
                                                       -----------           -----------           -----------           -----------
  Average common
  shares diluted                                         4,661,848             4,425,270             4,638,506             4,491,919
                                                       ===========           ===========           ===========           ===========

Options excluded
  since anti-dilutive                                       97,000               533,600                97,000               310,500
                                                       ===========           ===========           ===========           ===========

The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income (loss) would have been adjusted to reflect the following pro forma amounts:


                                                             For the three months ended               For the nine months ended
                                                           ------------------------------         ---------------------------------
                                                           October 2,           Sept. 27,         October 2,            Sept. 27,
                                                              2004                2003               2004                 2003
                                                           -----------         ----------         -----------         -------------
Income (loss):
  As reported                                              $   297,610         ($  51,712)        $   850,379         $   6,685,783
   Effect of stock-based employee
   compensation expense determined
   under fair valuation method for
   all awards, net of any
   related tax effects                                          (1,022)           (23,271)            (31,243)              (34,371)
                                                           -----------         ----------         -----------         -------------
   Pro forma                                               $   296,588         ($  74,983)        $   819,136         $   6,651,412
                                                           ===========         ==========         ===========         =============


Income (loss) per common share:
  Basic:
    As reported                                            $      0.07         ($    0.01)        $      0.19         $        1.51
    Pro forma                                              $      0.07         ($    0.02)        $      0.18         $        1.51

  Diluted:
    As reported                                            $      0.06         ($    0.01)        $      0.18         $        1.49
    Pro forma                                              $      0.06         ($    0.02)        $      0.18         $        1.48

Comprehensive Income (Loss): Comprehensive income (loss) is the same as net income (loss)for the three and nine month periods ended October 2, 2004 and September 27, 2003 since the valuation used in connection with determining the amount of the change in the minimum pension liability is determined at the end of the year.

Income Taxes: The income tax benefit reflects in the third quarter of 2004 the determination of the income tax receivable of $331,154. Income taxes for the three and nine month periods ended October 2, 2004 also vary from those amounts that would be expected using statutory rates, due to the utilization of net operating loss carry forwards.

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

NOTE B -- FINANCING ARRANGEMENTS


Long-term debt consists of the following:

                                                                                               October 2,                 January 3,
                                                                                                  2004                       2004
                                                                                               ----------                 ----------
Term notes payable to primary lender
  due in monthly principal installments
  of $122,734 plus interest (1)                                                                $1,240,999                 $2,345,605

Note payable due in monthly principal
  installments of $73,611 plus
  interest at 7% (4)                                                                                 --                      682,080

Note payable to former lender (3)                                                                 750,000                  1,000,000

Mortgage loan to bank due in 240 monthly
  installments of $16,423 including
  interest at 7.5% subject to
  change every five years                                                                       1,856,407                  1,901,043

Mortgage loan to bank (2)                                                                       1,638,464                       --

Note payable to former shareholders of
  Apex Machine Tool Company, Inc. (2)                                                                --                    1,659,638

Equipment notes payable due in 36 monthly
  principal payments of $700 and $674                                                               3,398                     16,467

Capitalized lease obligations                                                                     408,660                    320,499
                                                                                               ----------                 ----------
                                                                                                5,897,928                  7,925,332
Less-current portion of long-term debt                                                          1,477,864 (2)              2,254,142
                                                                                               ----------                 ----------
                                                                                               $4,420,064                 $5,671,190
                                                                                               ==========                 ==========


(1) The Company's primary lender provides financing in the form of term loans and a revolving line of credit limited to an amount determined by a formula based on percentages of the Company's receivables and inventory. The interest rates are based on the index rate (30 day dealer placed commercial paper) plus 3.75% (5.52% at October 2, 2004)
for the revolving credit line and the index rate plus 4% (5.77% at October 2, 2004) for the term loans. On January 15, 2004, the lender amended the terms of the financing arrangement by increasing the availability on the Company's revolving line of credit by $400,000 and changing the fixed charge coverage ratio covenant for 2004 from 1.0 to 90% of the ratio as projected in the Company's budget. On May 20, 2004, the lender again amended the terms of the financing arrangement by increasing the availability on the Company's revolving line of credit by an additional $340,000. As of October 2, 2004, the Company was in compliance with its debt covenants. As of October 2, 2004, $4,388,965 was outstanding on the Company's revolving line of credit and $1,211,000 was available for additional borrowings. The revolving credit line and term loans mature on January 3, 2005. The Company has received proposals to provide a revolving line of credit, term debt and an equipment line of credit upon the expiration of the above credit arrangement.

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

(3) On April 1, 2004, in accordance with an April 3, 2003 agreement with the Company's former lender, the $1 million non-interest bearing note payable to the former lender reduced to $750,000, since certain events, including a change of control, sale of the Company or liquidation, had not occurred or been initiated as of that date. This forgiveness of debt was recorded by the Company as a gain in the first quarter of 2004. The note will be forgiven in its entirety on April 1, 2005 if no such disqualifying events have occurred or been initiated as of that date.

(4) On September 30, 2004, the final payment of $73,611 plus interest was made on this note.


NOTE C - PENSION PLAN EXPENSE

The following table sets forth the components of net periodic benefit cost (in thousands):



                                     For the three months ended  For the nine months ended
                                     --------------------------  -------------------------
                                      October 2,     Sept. 27,    October 2,    Sept. 27,
                                        2004           2003         2004          2003
                                     ------------   -----------  -----------  ------------

Components of net periodic benefit cost:
Interest cost                         $  91         $  90         $ 273         $ 270
Expected return on plan assets          (70)          (63)         (210)         (189)
Amortization of actuarial loss           32            38            96           114
                                      -----         -----         -----         -----
Net periodic pension expense          $  53         $  65         $ 159         $ 195
                                      =====         =====         =====         =====



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales. The Company's sales increased $1,105,000, or 17.2%, and $3,931,000, or 20.0%, for the three and nine months ended October 2, 2004, respectively, as compared to the three and nine month periods ended September 27, 2003. The increase in sales was due to increased sales to our primary machine tool and aerospace customers. Specifically, aerospace related sales increased by $738,000 for the nine months ended October 2, 2004 due to an agreement reached with the Company's largest aerospace customer (see Liquidity and Capital Resources section).

As of October 2, 2004, sales backlog was approximately $21,100,000 compared to $18,000,000 as of January 3, 2004. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $7,500,000 of its October 2, 2004 backlog during the remainder of the 2004 fiscal year. The remaining $13,600,000 of backlog is deliverable in the fiscal year 2005 and beyond.

Cost of Sales. Cost of sales as a percentage of sales increased to 89.7% from 87.8% and decreased to 88.6% from 89.6% for the three and nine month periods ended October 2, 2004, compared to the three and nine month periods ended September 27, 2003. The increase for the three months ended October 2, 2004 was due to higher maintenance and expendable tooling costs. The decrease for the nine months ended October 2, 2004 was due to sales levels increasing in 2004 greater than manufacturing costs due to the fixed element of certain manufacturing costs, offset by higher maintenance and expendable tooling costs. Additionally, the Company's consolidation of its four independent divisions into one operating entity in the first quarter of 2003 allowed the Company to reduce overhead, improve efficiencies and share resources. The Company incurred costs associated with the consolidation of $159,000 in the first quarter of 2003 which were included in cost of sales.

Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased by $55,000, or 8.2%, and by $256,000, or 12.0%, for the three and nine month periods ended October 2, 2004, compared to the three and nine month periods ended September 27, 2003. The decrease in these costs was mainly the result of decreased professional expenses.

Interest Expense. Interest expense decreased by $19,000, or 11.0%, and by $43,000, or 8.4%, for the three and nine month periods ended October 2, 2004, compared to the three and nine month periods ended September 27, 2003. This decrease was due to (i) the March 2004 Refinancing described in Note B, which decreased the interest rate on $1,659,000 of debt by 3.63% and (ii) lower debt levels.

Gain on Debt Forgiveness. The Company recorded a gain of $250,000 in the first quarter of 2004 reflecting the forgiveness of a portion of the non-interest bearing note with its former lender from $1,000,000 to $750,000. This reduction was in accordance with the Company's April 3, 2003 agreement with the former lender. (See Note B to condensed consolidated financial statements).


Liquidity and Capital Resources.

In June 2004, the Company and its largest aerospace customer reached an agreement whereby the customer would pay an advance of $1.8 million in connection with certain contracts that had been put on hold by the customer in 2002. In the third quarter, upon receipt of the payment in July 2004, the customer took title to the related inventory and the Company recorded a reduction to inventory of approximately $1.0 million, representing the difference between the payment of $1.8 million and the portion of the advance associated with completed contracts for which revenue of $785,000 was recognized at that time.

Net cash provided by operating activities of $959,000 for the nine months ended October 2, 2004 resulted primarily from net income adjusted for non-cash expenses, an increase in accounts payable and an increase in customer deposits, partially offset by increases in accounts receivable, refundable income taxes and prepaid expenses. Accounts receivable increased $2,350,000 and accounts payable increased $1,538,000 since January 3, 2004, due to increased sales and production in the quarter ended October 2, 2004. Customer advances increased $277,000 since January 3, 2004, due to advances from a non-aerospace customer on certain large contracts to be delivered in 2004. The Company is able to borrow against the increase in eligible accounts receivable through its revolving line of credit.

Net cash used in investing activities of $167,000 for the nine months ended October 2, 2004, consisted of expenditures for machinery and computer equipment.

Net cash used in financing activities of $174,000 for the nine months ended October 2, 2004, resulted from repayments of long-term debt partially offset by borrowings on the Company's revolving line of credit.

Net cash provided by operating activities of $301,000 for the nine months ended September 27, 2003, resulted primarily from net income adjusted for non-cash income related to the forgiveness of indebtedness and adjusted for non-cash charges for depreciation and amortization and a decrease in inventories and the collection of refundable income taxes, offset by increases in accounts receivable and prepaid expenses.

Net cash used in investing activities of $153,000 for the nine months ended September 27, 2003 consisted primarily of expenditures for machinery and computer equipment, offset by proceeds from the sale of equipment.

Net cash used in financing activities of $159,000 for the nine months ended September 27, 2003 resulted from repayments of long-term debt, partially offset by borrowings on the Company's revolving line of credit.

On January 15, 2004, the Company's primary lender amended the Company's revolving credit facility and term loans. Under the terms of the amended agreement, the lender increased the availability on the Company's revolving line of credit by $400,000 and changed the fixed charge coverage ratio covenant for 2004 from 1.0 to 90% of the ratio as projected in the Company's budget. On May 20, 2004, the lender again amended the terms of the financing arrangement by increasing the availability on the Company's revolving line of credit by an additional $340,000. As of October 2, 2004, the Company was in compliance with its debt covenants. As of October 2, 2004, $4,388,965 was outstanding on the Company's revolving line of credit and $1,211,000 was available for additional borrowings. The revolving credit line and term loans mature on January 3, 2005. The Company has received proposals to provide a revolving line of credit, term debt and an equipment line of credit upon the expiration of the above credit arrangement.

On March 5, 2004, a local bank refinanced the note payable to the former shareholders of Apex Machine Tool Company Inc, paying that note in full (the "March 2004 Refinancing"). The new mortgage loan, which is secured by a mortgage on the Company's real property located in Farmington Connecticut, is due in 120 monthly installments of $12,452 including interest at 6.49% with a balloon payment due on April 1, 2014. The monthly payment will be adjusted by the bank every 5 years to reflect interest at the FHLBB Amortizing Advance Rate plus 2.75%. The classification of long-term debt has been determined in the accompanying January 3, 2004 consolidated balance sheet based on the repayment terms after consideration of the March 2004 Refinancing as described in note B).

On September 30, 2004, the Company made the final monthly payment of $73,611 plus interest on a note payable that was a result of the 2003 debt restructuring.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 2, 2004 there have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of January 3, 2004 in the Company's Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES


Evaluation of disclosure and procedures

The Company's management with the participation of the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 2, 2004 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.


Change in internal controls

No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended October 2, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

       3.1*       EDAC's Amended and Restated Articles of Incorporation

       3.2*       EDAC's Amended and Restated By-laws

       31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

       31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

       32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.


       * Incorporated by reference



(b)      Reports on Form 8-K


         On August 4, 2004, the Company filed a report on Form 8-K to report, under Items 7 and 12, the Company's financial results for its second quarter ended July 3, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EDAC TECHNOLOGIES CORPORATION


November 2, 2004                    By /s/ Glenn L. Purple
                                      ---------------------------------
                                    Glenn L. Purple, Chief Financial
                                    Officer and duly authorized officer

                                 EXHIBIT INDEX


NUMBER                            DESCRIPTION


        3.1       EDAC's Amended and Restated Articles of Incorporation (1)

        3.2       EDAC's Amended and Restated By-laws (2)

       31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

       31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

       32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.



(1) Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission file
         No. 2-99491, Amendment No.1.

(2) Exhibit incorporated by reference to the Company's Report on Form 8-K dated February 19, 2002.


*  Filed herewith.