Form 10-K
period 2005-01-01
EDAC TECHNOLOGIES CORP
filed 2005-03-25
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-14275

EDAC Technologies Corporation

(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-1515599

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1806 New Britain Avenue, Farmington, Connecticut	06032

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (860) 677-2603

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0025 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑.

As of July 2, 2004, the aggregate market value of the registrant’s Common Stock (based upon the $1.70 closing price on that date on the OTC Bulletin Board) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $5,288,403.

As of February 28, 2005, there were 4,444,438 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Into Which Portions of
DOCUMENT	Document are Incorporated
Annual Report to Shareholders for the fiscal year ended January 1, 2005	Part II

All statements other than historical statements contained in this Annual Report on Form 10-K or deemed to be contained herein due to incorporation by reference to a different document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company’s business strategy and plans, statements about the adequacy of the Company’s working capital and other financial resources, statements about the Company’s bank agreements, statements about the Company’s backlog, statements about the Company’s actions to improve operating performance, and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company’s products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company’s competitors; the Company’s ability to reduce costs; the Company’s ability to effectively use business-to-business tools on the Internet to improve operating results; the adequacy of the Company’s revolving credit facility and other sources of capital. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

General

     The accompanying consolidated financial statements include EDAC Technologies Corporation (“We”, “EDAC” or the “Company”) and its wholly-owned subsidiaries, Gros-Ite Industries, Inc. and Apex Machine Tool Company, Inc. We provide complete design, manufacture and service meeting the precision requirements of some of the most exacting customers in the world for tooling, fixtures, molds, jet engine components and machine spindles.

     As a result of the restructuring commencing in the fourth quarter of 2002 and ending in the first quarter of 2003, the Company has since operated as one segment.

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

Patents and Trademarks

     We currently hold no patents or registered trademarks, tradenames or similar intellectual property. We believe, that the nature of our business presently does not require the development of patentable products or registered tradenames or trademarks.

Marketing and Competition

     The Company developed its high skill level by serving the aerospace industry for over 50 years. For the fiscal year ended January 1, 2005, approximately 34% of our sales were to an aerospace company and approximately 39% of our sales were to a consumer products company. We provide a range of components, tooling, fixtures and design services for the aerospace company. In addition, we have expanded our commitment to serving the manufacturing needs of a broad base of industrial customers. The loss of either of these customers, or a significant decrease in the amount of business we do with these customers, would have a material adverse effect on our business.

     The competition for design, manufacturing and service in precision machining and machine tools consists of independent firms, many of which are smaller than we are. We believe that this allows us to bring a broader spectrum of support to our customers who are consistently looking for ways to consolidate their vendor base. We also compete against the in-house manufacturing and service capabilities of our larger customers. We believe that the trend by large manufacturers to outsource activities that are outside their core competency is an opportunity for us.

     The market for our products and precision machining capabilities continues to change with the development of more sophisticated use of business-to-business tools on the internet. We are actively involved in securing new business leads on the internet and have participated in internet auctions and research for quoting opportunities.

     We believe that we have a distinct competitive advantage through our ability to provide high quality, high precision, quick turnaround support to customers from design to delivery. Our experience and reputation in the demanding aerospace business provides an extra level of expertise in meeting our customers’ requirements. We believe our commitment to continuous improvement and the latest technology will generate productivity improvements required to respond to the increasing price pressure of the competitive marketplace in which we operate.

Backlog

     Our backlog as of January 1, 2005, was approximately $18,300,000 compared to $18,000,000 as of January 3, 2004. The increase is primarily due to increased orders for spindles, partially offset by decreased orders from aerospace customers. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as three years. We presently expect to complete approximately $12,000,000 of our January 1, 2005 backlog during the 2005 fiscal year.

     We maintain a website with the address www.edactechnologies.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Employees

     As of February 10, 2005, we had approximately 200 employees.

Item 2. Properties.

     The following table describes the location and general character of our principal plants and other materially important physical properties. The properties at 1790 and 1798 New Britain Avenue were renovated in 1997 to improve production, increase capacity and improve the appearance of both the interior and exterior. The building at 1806 New Britain Avenue was constructed in 1995 for our Aerospace operation.

	Square	Owned or	Principal
Address	Feet	Leased	Activity
1790 New Britain Ave.	47,000	Owned	Manufacturing
Farmington, CT. 06032		(1)	Design engineering
			services

1798 New Britain Ave.	20,800	Owned	Design and manufacture
Farmington, CT. 06032		(1)	of spindles

1806 New Britain Ave.	19,200	Owned	Manufacturing
Farmington, CT. 06032		(1)	Corporate offices

	Square	Owned or	Principal
Address	Feet	Leased	Activity
21 Spring Lane	44,000	Owned	Manufacturing
Farmington, CT 06032		(1)	Warehouse

(1)	Property subject to mortgage securing certain corporate indebtedness.

Item 3. Legal Proceedings.

     We are not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 1, 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Information in response to this item is incorporated herein by reference to “Market Information” on page 3 of our 2004 Annual Report to Shareholders.

Item 6. Selected Financial Data.

     Information in response to this item is incorporated herein by reference to “Selected Financial Information” on page 3 through 4 of our 2004 Annual Report to Shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Information in response to this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 4 through 13 of our 2004 Annual Report to Shareholders.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk.

     We do not invest in derivative financial instruments, other financial instruments or derivative commodity instruments. Information in response to this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 4 through 13 of our 2004 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data.

     Information in response to this item is incorporated herein by reference to pages 14 through 32 of our 2004 Annual Report to Shareholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None

Item 9A. Controls and Procedures.

     Disclosure controls and procedures.

     The Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of January 1, 2005 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

     There has been no change in the Company’s internal control over financial reporting during the Company’s fiscal year ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

     The following table sets forth, as of March 10, 2005, the name, age and principal occupation of each director of the company and each nominee for director at the 2005 annual meeting.

		Director	Principal
Name	Age	Since	Occupation
Current Directors (also nominees)

William B. Bayne, Jr. (1)	40	2003	President, Chief Executive Officer and founder of BBB Corporation and 23rd Street Corporation (restaurant businesses)

John Moses	60	2001	Private Investor

Dominick A. Pagano (2)	61	2001	President and Chief Executive Officer of the Company and President and Chief Executive Officer of Dapco Industries, Inc. (a manufacturer of ultrasonic inspection equipment for the steel and railroad industries)

Stephen J. Raffay (3)	77	2000	Retired Vice-Chairman, Emhart Corporation (a manufacturer of various machinery and consumer products)

Ross C. Towne (4)	61	2001	President and Chief Financial Officer, The

		Director	Principal
Name	Age	Since	Occupation
			Washington Source, Inc. (a custom precision sheet metal fabrication and integration company)

Daniel C. Tracy (5)	64	1999	Chairman of the Board of the Company and Business Consultant

Nominee for Director

Joseph Lebel (6)	74	—	Retired Quality Control manager for the Company

(1)	Mr. Bayne founded BBB Corporation and 23rd Street Corporation in 1988 and 1994 respectively.

(2)	Mr. Pagano became President and Chief Executive Officer of the Company in August 2002 and also serves as President and Chief Executive Officer of Dapco Industries, Inc., a company that he founded in 1972. Mr. Pagano served as Chairman of the Board of Directors of American Environmental Technologies, Inc. from 1988 until 1999. Mr. Pagano has been a director of the Company since July 2001, provided, however, that he did not serve as a director from April 2002 to October 2002.

(3)	Mr. Raffay served as a senior executive and as a director of Emhart Corporation until his retirement as Vice Chairman in 1987. Since then he has done consulting work and serves as a member of the boards of directors of a number of companies.

(4)	Mr. Towne owned Management Partners, Inc., a management consulting firm, from 1990 to 2000, specializing in business planning, organizational restructuring and operational audits. He has served as President and Chief Financial Officer of The Washington Source, Inc. since 2000.

(5)	Mr. Tracy was employed by Arthur Andersen LLP from 1963 until his retirement in 1998, serving since 1975 as a partner. Mr. Tracy is also a director of Great Western Land and Recreation, Inc.

(6)	Mr. Lebel was the Quality Control manager for the Company from 1961 until he retired in 1995. He was a director of the Company from 2001 to 2002.

Audit Committee

     The Audit Committee is comprised of three members of the Company’s Board of Directors, Messrs. Raffay, Towne and Tracy. Because the Company’s Common Stock is traded on the OTC Bulletin Board, the Company is not subject to the listing requirements of any securities exchange or The Nasdaq Stock Market regarding the composition of the Company’s Audit Committee. However, each member of the Audit Committee is independent, as defined in Rule 4200(a)(15) for the listing standards of The Nasdaq Stock Market. The Board has identified Mr. Daniel Tracy as the “Audit Committee Financial Expert” as defined by the rules of the Securities and Exchange Commission (the “Commission”). The duties and responsibilities of the Audit Committee are set forth in a written Audit Committee Charter, which the Board of Directors adopted on March 14, 2001, and amended on March 3, 2003 and March 8, 2004.

Executive Officers

     The following table sets forth the name, age and current positions and offices of each executive officer of the Company:

Name	Age	Office
Dominick A. Pagano	61	President and Chief Executive Officer

Glenn L. Purple	49	Vice President – Finance, Chief Financial Officer and Secretary

     Mr. Pagano became President and Chief Executive Officer of the Company in August 2002 and also serves as President and Chief Executive Officer of Dapco Industries, Inc. He has served as President and Chief Executive Officer of Dapco Industries since he founded that company in 1972.

     Mr. Purple joined the Company in February 1982 as Controller. He served as Controller until November 2002, when he was appointed as Vice President – Finance, Chief Financial Officer and Secretary of the Company. Mr. Purple also served as Vice President – Finance and Chief Financial Officer of the Company from 1989 through 1996.

     Officers are elected annually by, and serve at the discretion of, the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of the Company’s equity securities on Forms 4 or 5. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a). Based solely upon a review of such forms actually furnished to the Company, and written representations of certain of the Company’s directors and executive officers that no forms were required to be filed, the Company believes that during fiscal year 2004, all directors, executive officers and 10% shareholders of the Company have filed with the Commission on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act.

Code of Ethics

     We have adopted a written code of ethics that applies to all of our employees, including but not limited to, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004, and is also available without charge by writing to: Glenn L. Purple, Secretary, EDAC Technologies Corporation, 1806 New Britain Avenue, Farmington, Connecticut 06032.

Item 11. Executive Compensation.

Executive Compensation

Summary Compensation Information

     The following table sets forth certain information concerning compensation for each of the last three fiscal years of the Company’s Chief Executive Officer and the only other executive officer of the Company whose total salary and bonus during 2004 exceeded $100,000, (collectively, the “Named Executive Officers”).

Summary Compensation Table

					Long Term
	Annual Compensation				Compensation
				Other	Awards
				Annual	Securities
				Compen-	Underlying	All Other
		Salary	Bonus	sation	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	(#)	($)
Dominick A. Pagano	2004	180,000	—	—	—	17,000
President and Chief	2003	165,923	—	—	—	16,000
Executive Officer (1)	2002	21,923	—	—	140,000	13,000

Glenn L. Purple	2004	108,000	15,186	—	7,500	—
Vice President and Chief	2003	104,981	—	—	—	—
Financial Officer (2)	2002	95,365	—	—	5,000	1,750

(1)	Mr. Pagano became President and Chief Executive Officer on August 13, 2002. Other compensation represents director retainer and meeting fees.

(2)	Mr. Purple became Vice-President-Finance, Chief Financial Officer and Secretary on November 19, 2002. Other compensation of represents payments to a defined contribution plan.

Option Grants

     The following table provides certain information regarding stock options granted to the Named Executive Officers in 2004.

Option Grants in Last Fiscal Year

Individual Grants
		Percent of			Potential Realizable
	Number of	Total			Value at Assumed
	Securities	Options			Annual Rates of Stock
	Underlying	Granted to	Exercise		Price Appreciation
	Options	Employees in	Price	Expiration	for Option Term ($) (3)
Name	Granted (#)	Fiscal Year (1)	($/Sh)(2)	Date	5% ($)	10% ($)
Glenn Purple	2,500	16.7	1.10	1/6/14	1,729	4,383
Glenn Purple	5,000	33.3	1.67	12/7/14	5,251	13,308

(1)	Based on a total of 15,000 shares subject to options granted to employees under the Company’s option plans in fiscal year 2004.

(2)	Under all of the Company’s option plans, the exercise price is equal to the fair market value of the Company’s Common Stock on the date of grant.

(3)	The dollar amounts under these columns represent hypothetical gains that could be achieved for options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date options are granted, net of option exercise price. Actual gains, if any, on stock option exercises will depend on the future performance of the Company’s Common Stock, the option holder’s continued employment throughout the option period, and the date on which options are exercised.

Fiscal Year-End Option Values

     The following table provides certain information regarding options held by the Named Executive Officers at January 1, 2005.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities	Value of Unexercised
			Underlying	In-the-Money
			Unexercised Options at	Options at
	Shares Acquired on	Value	Fiscal Year-End (#)	Fiscal Year End ($)(1)
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Dominick A. Pagano	—	—	140,000/-	$140,000/-
Glenn L. Purple	—	—	11,334/9,166	$6,962/3,066

(1)	Based on the last reported sale price of the Common Stock on the OTC Bulletin Board on December 30, 2004 ($1.60), less the option exercise price.

Pension Plan

     The Company maintains a defined benefit plan that was frozen in respect to all future benefits as of April 1, 1993. The only Named Executive Officer that will benefit under the plan is Glenn Purple. From the period 1982 to 1993, Mr. Purple had earned an estimated annual retirement benefit that will be payable upon attainment of age 65 in the amount of approximately $7,800.

Compensation of Directors

     In 2004, the Company paid directors of the Company a retainer of $2,500 each fiscal quarter and $1,000 for each non-telephonic Board of Directors or Committee meeting attended. The Chairman of the Board of Directors was paid an additional retainer of $1,250 each fiscal quarter and an additional $500 per non-telephonic meeting attended. Each director who serves as Chairman of a committee was paid an additional $500 for each non-telephonic meeting chaired by such director.

     Each new director of the Company is granted a stock option to purchase 10,000 shares of Common Stock on the day of such director’s initial election to the Board of Directors. The exercise price of such options is equal to the fair market value of the Company’s Common Stock on the date of grant. Mr. Bayne, who became a director on May 20, 2003, declined his grant of stock options.

Employment Agreements

     As of February 13, 2005, the Company and Mr. Pagano entered into an amended and restated employment agreement, which replaced his February 13, 2004 employment agreement. Under the new agreement, the initial term of Mr. Pagano’s employment agreement commenced on February 13, 2005 and continues through December 31, 2005, and automatically extends for successive periods of 90 days unless either party gives the other 30 days advance written notice to the contrary. Mr. Pagano’s base salary is $15,000 per month. Under the new agreement, the Company may terminate Mr. Pagano’s employment upon cause or disability (each as defined in the agreement). If the Company terminates Mr. Pagano’s employment for any reason other than cause, disability, death, or if Mr. Pagano terminates his employment for “good reason”, Mr. Pagano is entitled to receive a lump sum severance payment equal to his base salary for the then remaining employment term. Mr. Pagano can terminate his employment for “good reason” if, during the initial term of the agreement ending December 31, 2005, (i) any of the present directors of the Company do not continue to be a director of the Company for any reason, other than death, disability or vote by shareholders, and a new director is elected or appointed to fill such vacancy, or (ii) the size of the Board is increased by the Board, except as a result of shareholder action, and a new director (or directors) is (are) appointed by the Board to fill the vacancy or vacancies created by such increase. Mr. Pagano can also terminate his employment for “good reason” if his ability to carry out his duties and responsibilities as President and Chief Executive Officer of the Company are circumvented or undermined by the actions of the Board in communicating directly with employees of the Company (other than any such communications contemplated by applicable law, regulation or stock market rule, or by any of the Company’s policies or procedures established by the Board in connection with the same).

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of independent directors. During the fiscal year ended January 1, 2005, the following board members served on the Compensation Committee: William B. Bayne, John Moses and Stephen J. Raffay. No member of the Compensation Committee was at any time during fiscal year 2004, or formerly, an officer or employee of the Company or any subsidiary of the Company, nor has any member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock as of February 11, 2005 by (i) each director, nominee for director and Named Executive

Officer, (ii) each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock and (iii) all directors and executive officers as a group.

     The Company has determined beneficial ownership in accordance with the rules of the Commission. Unless otherwise indicated, the persons included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared with spouses under applicable law. Shares of Common Stock subject to options that are either currently exercisable or exercisable within 60 days of February 11, 2005 are deemed to be outstanding and to be beneficially owned by the option holder for the purpose of computing the percentage ownership of the option holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Number of Shares	Percent
Name	Beneficially Owned	of Class
William B. Bayne Jr. (1)	443,008	9.97
Joseph Lebel	131,557	2.96
John Moses (2)	551,190	12.37
Dominick A. Pagano (3)	341,738	7.45
Glenn L. Purple (4)	41,138	*
Stephen J. Raffay (5)	18,000	*
Ross C. Towne (6)	91,256	2.05
Daniel C. Tracy (7)	122,468	2.72
All Directors and Executive Officers as a group (7 persons) (8)	1,608,798	34.29

* Represents beneficial ownership of less than 1%.

(1)	Mr. Bayne’s address is 1806 South Arlington Ridge Road, Arlington, Virginia 22202.

(2)	Includes 10,000 shares subject to stock options held by Mr. Moses. Mr. Moses’ address is 3616 North Albemarle Street, Arlington, Virginia, 22207.

(3)	Includes 140,000 shares subject to stock options held by Mr. Pagano. Mr. Pagano’s address is 1806 New Britain Avenue, Farmington, Connecticut 06032.

(4)	Includes 12,167 shares subject to stock options held by Mr. Purple.

(5)	Includes 10,000 shares subject to stock options held by Mr. Raffay.

(6)	Includes 10,000 shares subject to stock options held by Mr. Towne.

(7)	Includes 65,000 shares subject to stock options held by Mr. Tracy.

(8)	Includes 247,167 shares subject to stock options held by all directors and executive officers as a group.

     The above beneficial ownership information is based upon information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act. It is not necessarily to be construed as an admission of beneficial ownership for other purposes and may include shares as to which beneficial ownership is disclaimed.

     The following table sets forth certain information regarding our equity compensation plans as of January 1, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
	Number of			remaining available
	securities to be			for future issuance
	issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding		outstanding	(excluding
	options, warrants		options, warrants	securities reflected
	and rights		and rights	in column (a))
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders (1)	555,600	(2)	$1.36	724,500	(3)

Total	555,600		$1.36	724,500

(1)	Consists of the following equity compensation plans: the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 2000 Employee Stock Option Plan (the “2000 Plan”) and the 2000-B Employee Stock Option Plan (the “2000-B Plan”) collectively (the “Plans”). Each of the Plans provides for the grant of stock options to any director, officer or employee of the Company or any of its subsidiaries. The 2000 Plan also provides for the grant of stock options to consultants of the Company and its subsidiaries. Each of the Plans is administered by the Compensation Committee of the Company’s Board of Directors. Options are generally granted for a term of ten years. The exercise price of options granted under each of the Plans must not be less than the fair market value of the Company’s common stock on the date of grant. The 1996 Plan, the 1998 Plan, the 2000 Plan and the

2000-B Plan each provide for the issuance of up to 329,500, 330,000, 300,000 and 500,000 shares of common stock, respectively, upon the exercise of options granted under such plans.

(2)	Consists of outstanding options to purchase 82,000 shares under the 1996 Plan, 61,600 shares under the 1998 Plan, 171,000 shares under the 2000 Plan and 241,000 shares under the 2000-B Plan.

(3)	Includes 236,500 shares issuable under the 1996 Plan, 148,400 shares issuable under the 1998 Plan, 109,000 shares issuable under the 2000 Plan and 230,600 shares issuable under the 2000-B Plan.

Item 13. Certain Relationships and Related Transactions.

     There are no related party transactions to report.

Item 14. Principal Accountant Fees and Services.

     The following is a summary of the fees billed by the Company’s principal accountant for professional services rendered for the fiscal years ended January 3, 2004 and January 1, 2005.

Fee Category	Fiscal 2003 fees	Fiscal 2004 fees
Audit Fees	$79,145	$74,500
Audit-related fees	—	—
Tax Fees	—	—
All Other Fees	—	14,000

Total Fees	$79,145	$88,500

     Audit Fees. Services consist of the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q.

     Audit-Related Fees. Services consist of that which are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, but are not reported under “Audit Fees.” No such fees were incurred during the past two years.

     Tax Fees. Services consist of tax return preparation and tax advice for federal and state taxes. Services for 2003 and 2004 were provided by accountants other than the Company’s principal accountant.

     All Other Fees. Services consist of audits of the Company’s employee benefit plans. Services for 2003 were provided by accountants other than the Company’s principal accountant.

     The Audit Committee of the Board of Directors of the Company considered that the provision of the services and the payment of the fees described above are compatible with maintaining the independence of Carlin, Charron & Rosen, LLP.

     The Audit Committee’s policy is to pre-approve all audit services, audit related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by case basis.

     The Audit Committee approved all services and fees billed by the Company’s principal accountant for the fiscal years ended January 3, 2004 and January 1, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Documents filed as a part of this report:

1.	Financial Statements.

The financial statements required to be filed by Item 8 hereof have been incorporated by reference to our 2004 Annual Report to Shareholders and consist of the following:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of January 1, 2005 and January 3, 2004.

Consolidated Statements of Operations—Fiscal Years Ended January 1, 2005, January 3, 2004 and December 28, 2002.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)-Fiscal Years Ended January 1, 2005, January 3, 2004 and December 28, 2002.

Consolidated Statements of Cash Flows-Fiscal Years Ended January 1, 2005, January 3, 2004 and December 28, 2002.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule.

The following financial statement schedule of EDAC is required to be filed by Item 8 hereof and paragraph (c) below:

Reports of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II: Valuation and qualifying accounts

All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Exhibits

(b) Exhibits

See Exhibit Index included as the last part of this report on Form 10-K, which Index is incorporated herein by this reference.

(c) Financial Statement Schedules

Refer to Item 15(a) above for listing of financial statement schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
STATEMENT SCHEDULE

To the Shareholders and Board of Directors of
  EDAC Technologies Corporation

We have audited the consolidated financial statements of EDAC Technologies Corporation and subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and for the years then ended, and have issued our report thereon dated March 4, 2005, such consolidated financial statements and report are included in the Company’s annual report to shareholders for the fiscal year ended January 1, 2005 and are incorporated herein by reference. Our audit also included the financial statement schedule of the Company for the fiscal year ended January 1, 2005, listed in item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as of and for the years ended January 1, 2005 and January 3, 2004, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
EDAC Technologies Corporation
Farmington, Connecticut

We have audited the consolidated financial statements of EDAC Technologies Corporation and subsidiaries for the year ended December 28, 2002, and have issued our report thereon dated February 7, 2003 (except with respect to the matters discussed in (Section 3) of Note D as to which the date is April 10, 2003, which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”); such consolidated financial statements and; report are is included in your 2004 annual report to shareholders and are incorporated herein by reference. Our audit also included the 2002 financial statement schedule of EDAC Technologies Corporation. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the schedule based on our audit. In our opinion, the 2002 financial statement schedule, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 7, 2003 (except with respect to the matters discussed in (Section 3) of Note D as to which the date is April 10, 2003)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
EDAC TECHNOLOGIES CORPORATION AND SUBSIDIARIES

COL. A	COL. B	COL. C			COL. D		COL. E

		ADDITIONS
	Balance at Beginning	Charged to Costs		Charged to Other	Deductions		Balance at End
DESCRIPTION	of Year	and Expenses		Accounts-Describe	Describe		of Year

YEAR ENDED JANUARY 1, 2005:
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts receivable	$234,187	$762		$0	(1)	$762	$234,187

Allowance for excess and obsolete inventories	699,689	0		0	(2)	56,669	643,020

Allowance for deferred tax assets	2,938,000	0		0	(4)	1,432,000	1,506,000

YEAR ENDED JANUARY 3, 2004:
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts receivable	272,815	0		0	(1)	38,628	234,187

Allowance for excess and obsolete inventories	766,394	0		0	(2)	66,705	699,689

Allowance for deferred tax assets	6,177,000	0		0	(4)	3,239,000	2,938,000

YEAR ENDED DECEMBER 28, 2002:
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts receivable	332,000	73,780		0	(1)	132,965	272,815

Allowance for excess and obsolete inventories	1,034,182	423,212		0	(2)	691,000	766,394

Allowance for deferred tax assets	641,000	0	(3)	5,536,000		0	6,177,000

(1)	Write-off of specific accounts receivable.

(2)	Disposition of inventory reserved against.

(3)	Additions charged to income tax expense

(4)	Reductions credited to income tax expense

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION

BY	/s/ Dominick A. Pagano

Dominick A. Pagano
President and Chief Executive Officer
Date: March 23, 2005

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

Signatures	Title	Date
/s/ Dominick A. Pagano Dominick A. Pagano	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2005
/s/ Glenn L. Purple Glenn L. Purple	Chief Financial Officer, Vice President-Finance and Secretary (Principal Financial and Accounting Officer)	March 23, 2005
/s/ William B. Bayne, Jr. William B. Bayne, Jr.	Director	March 23, 2005

Signatures	Title	Date
/s/ John Moses John Moses	Director	March 23, 2005
/s/ Stephen J. Raffay Stephen J. Raffay	Director	March 22, 2005
/s/ Ross C. Towne Ross C. Towne	Director	March 23, 2005
/s/ Daniel C. Tracy Daniel C. Tracy	Director, Chairman of the Board	March 22, 2005

EXHIBIT INDEX

Exhibit		Sequential
Number		Page Number
3.1	EDAC’s Amended and Restated Articles of Incorporation	(1)

3.2	EDAC’s Amended and Restated By-Laws	(7)

4.1	EDAC’s Amended and Restated Articles of incorporation	(1)

4.2	Sections of EDAC’s By-Laws	(7)

10.1	Gros-Ite division Pension Plan	(1)

10.2	EDAC Technologies Corporation 1996 Stock Option Plan	(2)

10.3	EDAC Technologies Corporation 1998 Stock Option Plan	(3)

10.4	Loan and Security Agreement dated September 29, 2000 among General Electric Capital Corp., EDAC and Apex Machine Tool Company Inc. as borrowers	(4)

10.5	Leading Borrower’s and Second Borrower’s Revolving Credit Notes dated as of September 29, 2000 by and between General Electric Capital Corporation and EDAC	(4)

10.6	Term Note A-1 dated September 29, 2000 by and between General Electric Capital Corporation and EDAC Technologies Corporation	(4)

10.7	Term Note A-2 dated September 29, 2000 by and between General Electric Capital Corporation and Apex Machine Tool Company, Inc.	(4)

10.8	Pledge Agreement dated September 29, 2000 by and between General Electric Capital Corporation and EDAC	(4)

10.9	EDAC Technologies Corporation 2000 Stock Option Plan	(5)

10.10	EDAC Technologies Corporation 2000-B Stock Option Plan	(5)

10.11	Loan Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(6)

Exhibit		Sequential
Number		Page Number
10.12	Commercial Mortgage Note dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(6)

10.13	Open-End Mortgage Deed and Security Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(6)

10.14	Environmental Indemnification Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(6)

10.15	Form of Agreements regarding Indemnification between EDAC and each of its directors and executive officers.	(8)

10.16	Separation Agreement and General Release dated November 22, 2002 between EDAC and Ronald G. Popolizio	(9)

10.17	Amended and Restated Employment contract dated February 13, 2003 between EDAC and Dominick Pagano.	(10)

10.18	Modification Agreement by and among EDAC, Apex Machine Tool Company, Inc. (“Apex”), Gros-Ite Industries, Inc. (“Gros-Ite”) and Fleet National Bank dated April 1, 2003	(11)

10.19	Amended and Restated Note A of EDAC in favor of Fleet National Bank dated April 1, 2003	(11)

10.20	Amended and Restated Note B of EDAC in favor of Fleet National Bank dated April 1, 2003	(11)

10.21	Waiver, Consent and Amendment No. 2 to Loan and Security Agreement by and among EDAC, Apex and General Electric Capital Corporation dated April 1, 2003	(11)

10.22	Amended and Restated Intercreditor and Subordination Agreement by and among EDAC, Apex, Gros-Ite, Fleet National Bank, Corsair Special Situations Fund, L.P. and General Electric Capital Corporation dated April 1, 2003	(11)

10.23	Amendment No. 3 to Loan and Security Agreement by and between EDAC and General Electric Capital Corporation dated June 25, 2003	(11)

10.24	Note and Mortgage Modification Agreement by and between EDAC and Farmington Savings Bank dated October 15, 2003	(12)

10.25	Consent and Amendment No. 4 to Loan and Security Agreement by and between EDAC and General Electric Capital Corporation dated January 15, 2004	(12)

Exhibit		Sequential
Number		Page Number
10.26	Amended and Restated Employment contract dated February 13, 2004 between EDAC and Dominick Pagano.	(12)

10.27	Loan Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.	(13)

10.28	Term Note by and between EDAC, Apex and Banknorth N.A dated March 5, 2004.	(13)

10.29	Open-End Mortgage, Commercial Mortgage, Security Agreement and Assignment of Leases and Rents by and between Banknorth N.A and EDAC dated March 5, 2004.	(13)

10.30	Open-End Mortgage, Commercial Mortgage, Security Agreement and Assignment of Leases and Rents by and between Apex and Banknorth N.A dated March 5, 2004.	(13)

10.31	Hazardous Substance Certificate and Indemnification Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.	(13)

10.32*	Consent and Amendment No. 5 to Loan and Security Agreement by and between EDAC and General Electric Capital Corporation dated May 20, 2004.	(14)

10.33	Credit Agreement dated as of January 3, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and Banknorth, N.A.	(15)

10.34	Security Agreement dated as of January 3, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and Banknorth, N.A.	(15)

10.35	Open-End Mortgage Deed dated as of January 3, 2005 by and between EDAC and Banknorth, N.A.	(15)

10.36	Open-End Mortgage Deed dated as of January 3, 2005 by and between Apex and Banknorth, N.A.	(15)

10.37	Borrower’s Environmental Indemnification dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(15)

10.38	Revolving Credit Note dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(15)

Exhibit		Sequential
Number		Page Number
10.39	Term Loan Note dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(15)

10.40	Equipment Loan Note dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(15)

10.41	Amended and Restated Employment Agreement dated as of February 13, 2005 between EDAC and Dominick Pagano	(16)

11	Earnings per share information has been incorporated by reference to EDAC’s 2004 Annual Report to Shareholders

13**	EDAC’s 2004 Annual Report to Shareholders

14	EDAC Technologies Corporation Code of Ethics	(12)

21**	Subsidiaries

23.1**	Consent of Carlin, Charron & Rosen, LLP

23.2**	Consent of Deloitte & Touche LLP

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission File No. 2-99491, Amendment No. 1.

(2)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(3)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 2, 1999.

(4)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.

(6)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(7)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated February 19, 2002.

(8)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 30, 2002.

(9)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

(10)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated March 29, 2003.

(11)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 28, 2003

(12)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.

(13)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated April 3, 2004.

(14)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated July 3, 2004

(15)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated January 3, 2005.

(16)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated February 1, 2005.

*	Confidential treatment requested as to certain portions.

**	Filed herewith