Form 10-Q
period 2005-04-02
EDAC TECHNOLOGIES CORP
filed 2005-05-13
CIK 772572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended April 2, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period _____________ to _______________

                         Commission file number: 0-14275

                          EDAC Technologies Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Wisconsin                                   39-1515599
 ------------------------------                       -----------------
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                       Identification No.)

                  1806 New Britain Avenue, Farmington, CT 06032
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (860) 677-2603
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

            On April 25, 2005 there were outstanding 4,489,203 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         April 2,     January 1,
                                                          2005          2005
                                                       (Unaudited)    (Audited)
                                                       -----------   -----------
ASSETS

CURRENT ASSETS:
  Cash                                                 $   315,952   $   549,198
  Trade accounts receivable, net                         6,012,572     6,573,114
  Inventories, net                                       4,900,692     4,454,937
  Prepaid expense and other                                367,352        57,290
  Refundable income taxes                                        -       330,869
  Deferred income taxes                                    733,583       733,583
                                                       -----------   -----------
         TOTAL CURRENT ASSETS                           12,330,151    12,698,991
                                                       -----------   -----------

PROPERTY, PLANT, AND EQUIPMENT                          26,093,436    25,877,359
 less-accumulated depreciation                          17,645,994    17,297,856
                                                       -----------   -----------
                                                         8,447,442     8,579,503
                                                       -----------   -----------

OTHER ASSETS:
 Deferred income taxes                                     766,417       766,417
 Other                                                     148,634       102,183
                                                       -----------   -----------

                                                       $21,692,644   $22,147,094
                                                       ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     April 2,       January 1,
                                                       2005            2005
                                                   (Unaudited)       (Audited)
                                                   ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                         $    600,000    $    580,555
  Current portion of long-term debt                   1,124,452       1,030,282
  Trade accounts payable                              2,847,471       3,249,892
  Accrued employee compensation
    and amounts withheld                              1,256,393       1,228,975
  Other accrued expenses                                722,282         502,450
  Customer advances                                      85,167         363,745
                                                   ------------    ------------

     TOTAL CURRENT LIABILITIES                        6,635,765       6,955,899
                                                   ------------    ------------

LONG-TERM DEBT,
   less current portion                               7,447,659       8,564,927
                                                   ------------    ------------

OTHER LONG-TERM LIABILITIES                           1,423,054       1,423,054
                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued - 4,489,203 on April 2, 2005
    and 4,444,438 on January 1, 2005                     11,223          11,111
  Additional paid-in capital                          9,397,481       9,377,508
  Accumulated deficit                                (1,319,342)     (2,282,044)
                                                   ------------    ------------
                                                      8,089,362       7,106,575
  Less: accumulated other
          comprehensive loss                          1,903,196       1,903,196
        treasury stock, 0 shares on
          April 2, 2005 and 235 shares
          on January 1, 2005                                  -             165
                                                   ------------    ------------
                                                      6,186,166       5,203,214
                                                   ------------    ------------

                                                   $ 21,692,644    $ 22,147,094
                                                   ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       For the quarter ended
                                                     --------------------------
                                                       April 2,      April 3,
                                                        2005           2004
                                                     -----------    -----------
Sales                                                $ 8,016,174    $ 7,306,493
Cost of sales                                          6,668,892      6,461,993
                                                     -----------    -----------
    Gross profit                                       1,347,282        844,500

Selling, general and
  administrative expenses                                726,891        637,669
                                                     -----------    -----------

    Income from operations                               620,391        206,831

Non-operating income (expense):
    Interest expense                                    (160,335)      (159,093)
    Gain on debt forgiveness                             750,000        250,000
    Other                                                 13,646              -
                                                     -----------    -----------

    Income before income taxes                         1,223,702        297,738

Provision for income taxes                               261,000          9,000
                                                     -----------    -----------

    Net income                                       $   962,702    $   288,738
                                                     -----------    -----------

Income per share data (Note A):

  Basic income per share                             $      0.22    $      0.06
                                                     -----------    -----------

  Diluted income per share                           $      0.20    $      0.06
                                                     -----------    -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the quarter ended
                                                     --------------------------
                                                       April 2,       April 3,
                                                        2005           2004
                                                     -----------    -----------
Operating Activities:
  Net income                                         $   962,702    $   288,738
  Depreciation and amortization                          506,991        468,506
  Gain on debt forgiveness                              (750,000)      (250,000)
  Gain on sale of property, plant & equipment            (10,000)             -
  Changes in working capital items                      (298,155)    (1,196,409)
                                                     -----------    -----------
      Net cash provided by (used in)
       operating activities                              411,538       (689,165)
                                                     -----------    -----------

Investing Activities:
  Additions to property, plant and equipment            (352,214)       (76,886)
  Proceeds from sale of property,
    plant and equipment                                   10,000              -
                                                     -----------    -----------
      Net cash used in investing activities             (342,214)       (76,886)
                                                     -----------    -----------

Financing Activities:
  Increase in revolving line of credit                    19,445      1,612,995
  Repayments of long-term debt                          (273,098)    (2,311,972)
  Borrowings on long-term debt                                 -      1,659,000
  Deferred loan fees                                     (69,167)       (30,783)
  Proceeds from exercise of options
    and issuance of common stock                          20,250              -
                                                     -----------    -----------
      Net cash (used in) provided by
        financing activities                            (302,570)       929,240
                                                     -----------    -----------

(Decrease) increase in cash                             (233,246)       163,189
Cash at beginning of period                              549,198         94,151
                                                     -----------    -----------

Cash at end of period                                $   315,952    $   257,340
                                                     ===========    ===========

Supplemental Disclosure of
  Cash Flow Information:
       Interest paid                                 $   188,678    $   169,902
       Income taxes refunded, net of payments            299,387              -

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 2, 2005

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 2005.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. As of April 2, 2005 and January 1, 2005, inventories consisted of the following:

                                                     April 2,        January 1,
                                                      2005             2005
                                                   -----------      -----------
Raw materials                                      $ 1,038,265      $   893,452
Work-in-progress                                     2,910,960        2,812,222
Finished goods                                       1,590,854        1,392,283
                                                   -----------      -----------
                                                     5,540,079        5,097,957
Reserve for excess and obsolete                       (639,387)        (643,020)
                                                   -----------      -----------
Inventories, net                                   $ 4,900,692      $ 4,454,937
                                                   ===========      ===========

Income per share: The number of shares used in the income per common share computations for the quarters ended April 2, 2005 and April 3, 2004 are as follows:

                                                      For the quarter ended
                                                    --------------------------
                                                    April 2,         April 3,
                                                      2005             2004
                                                    ---------        ---------
Basic:
  Average common
  shares outstanding                                4,459,203        4,444,438

Diluted:
  Dilutive effect of stock options                    259,026          172,043
                                                    ---------        ---------

  Average common shares diluted                     4,718,229        4,616,481
                                                    =========        =========

Options excluded since anti-dilutive                   42,000           97,000
                                                    =========        =========

The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income would have been adjusted to reflect the following pro forma amounts:

                                                       For the quarter ended
                                                     --------------------------
                                                       April 2,       April 3,
                                                        2005           2004
                                                     -----------    -----------
Income:
   As reported                                       $   962,702    $   288,738
   Effect of stock-based employee
   compensation expense determined under
   fair valuation method for all awards,
   net of any related tax effects                         (1,906)       (15,538)
                                                     -----------    -----------
   Pro forma                                         $   960,796    $   273,200
                                                     ===========    ===========

Income per common share:
   Basic:
        As reported                                  $      0.22    $      0.06
        Pro forma                                           0.22           0.06

   Diluted:
        As reported                                  $      0.20    $      0.06
        Pro forma                                           0.20           0.06

Comprehensive Income: Comprehensive income is the same as net income for the three month periods ended April 2, 2005 and April 3, 2004 since the valuation used in connection with determining the amount of the change in the minimum pension liability is determined at the end of the year.

Income Taxes: The effective income tax rate of 21.3% for the three month period ended April 2, 2005, reflects the alternative minimum tax. The effective income tax rate of 3.0% for the three month period ended April 3, 2004 reflects minimum federal and state taxes and the utilization of alternative minimum tax net operating loss carryforwards.

Treasury stock: On October 11, 2002, the Company terminated its Employee Stock Ownership Plan and distributed the accounts of all participants in the form of shares of the Company. The fractional share portion of each account was paid in cash by the Company. The fractional shares totaling 235 shares were transferred back to the Company as treasury stock in 2003. The Company reissued the 235 shares of treasury stock in connection with the exercise of a stock option in the first quarter of 2005.

New Accounting Standards: In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment".

SFAS 123 (revised 2004) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period. In April 2005, the SEC extended the effective date for SFAS No. 123 (revised 2004) for public companies, to the beginning of a registrant's next fiscal year that begins after June 15, 2005. The Company will be required to adopt SFAS No. 123 (revised 2004) in its first quarter of fiscal 2006. The Company is evaluating the impact of the adoption of SFAS No. 123 (revised 2004) on the Company's financial position and results of operations.

NOTE B -- FINANCING ARRANGEMENTS

Notes payable and long-term debt consist of the following:

                                                    April 2,        January 1,
                                                     2005              2005
                                                  -----------      -----------
Revolving line of credit (1)                      $   600,000      $ 4,585,024

Term loans payable to Banknorth N.A. (1)            4,784,945                -

Term loans payable to former primary lender (1)             -          995,531

Note payable to former lender (2)                           -          750,000

Mortgage loan to Banknorth N.A                      1,617,497        1,628,509

Mortgage loan to other lender                       1,827,893        1,842,653

Equipment notes payable                                     -              675

Capital lease obligations                             341,776          373,372
                                                  -----------      -----------
                                                    9,172,111       10,175,764
Less - revolving line of credit                       600,000   (1)    580,555
Less - current portion of long-term debt            1,124,452   (1)  1,030,282
                                                  -----------      -----------
                                                  $ 7,447,659      $ 8,564,927
                                                  ===========      ===========

(1) On January 3, 2005, the Company refinanced all of its loan facilities with its former primary lender with financing from Banknorth N.A. (the "January 2005 Refinancing"). The new credit facility includes a revolving line of credit which provides for borrowings up to $5,000,000, a term loan of $5,000,000 and an equipment line of credit which provides for borrowings up to $1,500,000. The revolving line of credit is limited to an amount determined by a formula based on percentages of receivables and inventories and bears interest at the rate of the lender's prime lending rate plus 1%, adjusted daily (6.75% at April 2, 2005). The revolving line of credit expires on July 31, 2005. The Company anticipates that Banknorth N.A. will renew the credit facility prior to that date. The term loan is payable in 60 monthly payments of $97,560 including interest at 6.3%. The equipment line of credit will provide advances to purchase eligible equipment and bears interest at the rate of the lender's prime lending rate plus 1%, adjusted daily (6.75% at April 2, 2005). The equipment line of credit will convert to a term note on July 31, 2005, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 2.5%. The new credit facility gives Banknorth N.A. a first security interest in accounts receivable, inventories, equipment and other assets and prohibits the Company from paying cash dividends. As of April 2, 2005, the Company was in compliance with the related debt covenants. The classification of long-term and revolving debt has been determined in the accompanying January 1, 2005 condensed consolidated balance sheet after consideration of the January 2005 Refinancing.

(2) On April 1, 2005, in accordance with an April 3, 2003 agreement with the Company's former lender, the balance of the $1 million non-interest bearing note payable to the former lender (which had been reduced by $250,000 to $750,000 on April 1, 2004) was forgiven in its entirety since certain events, including a change of control, sale of the Company or liquidation, had not occurred or been initiated as of that date. This forgiveness of debt of $750,000 was recorded by the Company as a gain in the first quarter of 2005.

NOTE C - EMPLOYMENT CONTRACT

Effective February 13, 2005, the Company entered into an amended and restated employment contract with the Company's Chief Executive Officer which extended the term of the contract through December 31, 2005.

NOTE D - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic benefit cost (in thousands):

                                           For the quarter ended
                                           ---------------------
                                            April 2,   April 3,
                                              2005       2004
                                           ---------   --------
Components of net periodic benefit cost:
   Interest cost                              $ 89       $ 91
   Expected return on plan assets              (74)       (70)
   Amortization of actuarial loss               35         32
                                              ----       ----
   Net periodic pension expense               $ 50       $ 53
                                              ====       ====

Company contributions paid to the plan for the three months ended April 2, 2005 totaled $67,280.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales.

Sales for first quarter of 2005 to non-aerospace customers exceeded sales to aerospace customers, whereas in prior fiscal years and for the quarter ended April 3, 2004, sales to aerospace customers exceeded sales to non-aerospace customers.

Sales to the Company's principal markets are as follows (in thousands):

                              For the quarter ended
                              ----------------------
                              April 2,      April 3,
                                2005          2004
                              -------       --------
Non-aerospace customers.....   $4,397        $3,534
Aerospace customers.........    3,619         3,772
                               ------        ------
                               $8,016        $7,306
                               ======        ======

The Company's sales increased $710,000, or 9.7%, for the three months ended April 2, 2005, as compared to the three month period ended April 3, 2004. Sales to non-aerospace customers increased $863,000, or 24.4% for the three months ended April 2, 2005, as compared to the three month period ended April 3, 2004, primarily because of increased sales to machine tool customers. Sales to aerospace customers decreased $153,000, or 4.2% for the three months ended April 2, 2005, as compared to the three month period ended April 3, 2004, due to decreased sales of non-jet engine parts offset slightly by an increase in sales of jet engine parts

As of April 2, 2005, sales backlog was approximately $20,600,000 compared to $18,300,000 as of January 1, 2005. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $13,400,000 of its April 2, 2005 backlog during the remainder of the 2005 fiscal year. The remaining $7,200,000 of backlog is deliverable in fiscal year 2006 and beyond.

Cost of Sales. Cost of sales as a percentage of sales decreased to 83.2% from 88.4%, for the three month period ended April 2, 2005, compared to the three month period ended April 3, 2004. The decrease was due to (i) sales levels increasing in 2005 greater than manufacturing costs due to the fixed element of certain manufacturing costs and (ii) improved production management resulting in increased production efficiency and cost control. The decrease was partially offset by higher maintenance and expendable tooling costs.

Selling, General & Administrative Expenses. Selling, general and administrative expenses increased by approximately $89,000, or 14.0%, for the three month period ended April 2, 2005, compared to the three month period ended April 3, 2004. The increase in these costs was mainly the result of increased bonus and profit sharing expense, commission expense and amortization expense.

Interest Expense. Interest expense increased by approximately $1,000, or 0.8%, for the three month period ended April 2, 2005, compared to the three month period ended April 3, 2004. This slight increase was due to lower debt levels offset by increased interest rates.

Gain on Debt Forgiveness. The Company recorded a gain of $750,000 in the first quarter of 2005 and $250,000 in the first quarter of 2004 reflecting the forgiveness of the non-interest bearing note with a former lender. This reduction was in accordance with the Company's April 3, 2003 agreement with the former lender. (See Note B to condensed consolidated financial statements).

Income Taxes: The effective income tax rate of 21.3% for the three month period ended April 2, 2005, reflects the alternative minimum tax. The effective income tax rate of 3.0% for the three month period ended April 3, 2004 reflects minimum federal and state taxes and the utilization of alternative minimum tax net operating loss carryforwards.

Liquidity and Capital Resources.

Net cash provided by operating activities of $412,000 for the three months ended April 2, 2005 resulted primarily from net income adjusted for non-cash expenses, a decrease in accounts receivable and the collection of refundable income taxes partially offset by an increase in inventory and prepaid expenses and decreases in accounts payable and customer advances. Accounts receivable decreased $561,000 since January 1, 2005 due to the collection of several large contracts delivered in December 2004, while accounts payable decreased $402,000 reflecting slightly quicker payment. Customer advances decreased $279,000 since January 1, 2005, due to shipment on certain large contracts in the first quarter of 2005. The Company is able to borrow against eligible accounts receivable through its revolving line of credit.

Net cash used in investing activities of $342,000 for the three months ended April 2, 2005, consisted of expenditures for machinery and computer equipment.

Net cash used in financing activities of $303,000 for the three months ended April 2, 2005, resulted from repayments of debt with cash generated from operating activities.

Net cash used in operating activities of $689,000 for the three months ended April 3, 2004, resulted primarily from increases in accounts receivable, inventory and prepaid expenses partially offset by an increase in accounts payable.

Net cash used in investing activities of $77,000 for the three months ended April 3, 2004, consisted of expenditures for machinery and computer equipment.

Net cash provided by financing activities of $929,000 for the three months ended April 3, 2004 resulted primarily from borrowings on the Company's revolving line of credit partially offset by repayments of long-term debt.

On January 3, 2005, the Company refinanced all of its loan facilities with its former primary lender with financing from Banknorth N.A. (the "January 2005 Refinancing"). The new credit facility includes a revolving line of credit which provides for borrowings up to $5,000,000, a term loan of $5,000,000 and an equipment line of credit which provides for borrowings up to $1,500,000. The revolving line of credit is limited to an amount determined by a formula based on percentages of receivables and inventories and bears interest at the rate of the lender's prime lending rate plus 1%, adjusted daily (6.75% at April 2, 2005). The revolving line of credit expires on July 31, 2005. The Company anticipates that Banknorth N.A. will renew the credit facility prior to that date. The term loan is payable in 60 monthly payments of $97,560 including interest at 6.3%. The equipment line of credit will provide advances to purchase eligible equipment and bears interest at the rate of the lender's prime lending rate plus 1%, adjusted daily (6.75% at April 2, 2005). The equipment line of credit will convert to a term note on July 31, 2005, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 2.5%. The new credit facility gives Banknorth N.A. a first security interest in accounts receivable, inventories, equipment and other assets and prohibits the Company from paying cash dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management's Discussion and Analysis and Note A to the Consolidated Financial Statements in the Company's Annual Report, incorporated by reference in Form 10-K for the Company's fiscal year 2004, describe the significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates.

Accounts receivable- The Company evaluates its allowance for doubtful accounts by considering the age of each invoice, the financial strength of the customer, the customers' past payment record and subsequent payments.

Inventories- The Company has specifically identified certain inventory as obsolete or slow moving and provided a full reserve for these parts. The assumption is that these parts will not be sold. The assumptions and the resulting reserve have been accurate in the past, and are not likely to change materially in the future. The reserve for inventory decreased by $3,633 at April 2, 2005 compared to January 1, 2005 due to the sale of certain previously reserved parts.

Pension- The Company maintains a defined benefit pension plan. Assumptions used in the accounting for the plan include the discount rate and expected return on plan assets. The assumptions are determined based on appropriate market indicators and are evaluated each year as of the Plan's measurement date. A change in either of these assumptions would have an effect on the net periodic pension costs.

Income Taxes - The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. In making this determination, the Company has considered both available positive and negative evidence including but not limited to cumulative losses in recent years, future taxable income and prudent and feasible tax planning strategies. As of April 2, 2005 and January 1, 2005, the Company had concluded that it is more likely than not that the Company will realize $1,500,000 in deferred tax assets.

All statements other than historical statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, statements about the Company's bank agreements, statements about the Company's backlog, statements about the Company's action to improve operating performance, and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the Company's ability to effectively use business-to-business tools on the Internet to improve operating results; the adequacy of the Company's revolving credit facility and other sources of capital; and other factors discussed in the Company's annual report on Form 10-K for the fiscal year ended January 1, 2005. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk related to its notes payable and long-term debt is the primary source of financial market risk to the Company.

The interest rate risk is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. After the Company's 2005 Refinancing, the only variable rate debt instrument is the revolving line of credit. A hypothetical increase of 1% in the interest rate applied to the revolving line of credit balance would increase annual interest expense by approximately $6,000.

The Company also maintains two mortgage loans at fixed interest rates, however, the interest rates are adjusted every five years to reflect a current index rate plus certain percentages. See Note C to the Condensed Consolidated Financial Statements. A hypothetical increase of 1% in the interest rate at the March 2006 adjustment date for the first mortgage will increase annual interest expense at that time by approximately $18,000. A hypothetical increase of 1% in the interest rate at the April 2009 adjustment date for the Banknorth N.A. mortgage will increase annual interest expense at that time by approximately $14,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure and procedures

The Company's management with the participation of the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 2, 2005 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Change in internal controls

No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended April 2, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                           EDAC TECHNOLOGIES CORPORATION

May 12, 2005                        By /s/ Glenn L. Purple
                                      ---------------------------------
                                           Glenn L. Purple, Chief Financial
                                           Officer and duly authorized officer

                                 EXHIBIT INDEX


NUMBER                      DESCRIPTION
---------   --------------------------------------------------------------------
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