Form 10-Q
period 2005-07-02
EDAC TECHNOLOGIES CORP
filed 2005-08-04
CIK 772572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    July 2, 2005
                               ----------------------

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

                                 (860) 677-2603
                                 --------------
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                      ---    ---

                  Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                                      ---    ---


APPLICABLE ONLY TO CORPORATE ISSUERS:

                  On July 25, 2005 there were outstanding 4,504,270 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS


                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                          July 2,           January 1,
                                           2005                2005
                                        (Unaudited)         (Audited)
                                        -----------        -----------
ASSETS

CURRENT ASSETS:
  Cash                                  $   801,564        $   549,198
  Trade accounts receivable, net          6,081,697          6,573,114
  Inventories, net                        4,895,430          4,454,937
  Prepaid expenses and other                338,319             57,290
  Refundable income taxes                        --            330,869
  Deferred income taxes                     469,135            733,583
                                        -----------        -----------
         TOTAL CURRENT ASSETS            12,586,145         12,698,991
                                        -----------        -----------


PROPERTY, PLANT, AND EQUIPMENT           26,686,378         25,877,359
 less-accumulated depreciation           18,085,269         17,297,856
                                        -----------        -----------
                                          8,601,109          8,579,503
                                        -----------        -----------

OTHER ASSETS:
 Deferred income taxes                    1,930,865            766,417
 Other                                      125,918            102,183
                                        -----------        -----------

                                        $23,244,037        $22,147,094
                                        ===========        ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    July 2,         January 1,
                                                     2005              2005
                                                 (Unaudited)         (Audited)
                                                ------------       -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                      $         --       $    580,555
  Current portion of long-term debt                1,213,729          1,030,282
  Trade accounts payable                           3,340,577          3,249,892
  Accrued employee compensation
    and amounts withheld                           1,271,160          1,228,975
  Other accrued expenses                             775,552            502,450
  Customer advances                                  164,052            363,745
                                                ------------       ------------

     TOTAL CURRENT LIABILITIES                     6,765,070          6,955,899
                                                ------------       ------------

LONG-TERM DEBT,
   less current portion                            7,536,692          8,564,927
                                                ------------       ------------

OTHER LONG-TERM LIABILITIES                        1,423,054          1,423,054
                                                ------------       ------------


SHAREHOLDERS' EQUITY:
  Common stock, par value $.0025 per
    share; 10,000,000 shares authorized;
    issued - 4,502,870 on July 2, 2005
    and 4,444,438 on January 1, 2005                  11,257             11,111
  Additional paid-in capital                       9,414,722          9,377,508
  Accumulated deficit                                 (3,562)        (2,282,044)
                                                ------------       ------------
                                                   9,422,417          7,106,575
  Less: accumulated other
          comprehensive loss                       1,903,196          1,903,196
        treasury stock, 0 shares on
          July 2, 2005 and 235 shares
          on January 1, 2005                              --                165
                                                ------------       ------------
                                                   7,519,221          5,203,214
                                                ------------       ------------

                                                $ 23,244,037       $ 22,147,094
                                                ============       ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          For the three months ended                 For the six months ended
                                       ---------------------------------         ---------------------------------
                                          July 2,              July 3,              July 2,              July 3,
                                           2005                 2004                 2005                 2004
                                       ------------         ------------         ------------         ------------
Sales                                  $  8,899,338         $  8,766,891         $ 16,915,512         $ 16,073,384
Cost of sales                             7,363,611            7,697,022           14,032,503           14,159,015
                                       ------------         ------------         ------------         ------------

  Gross profit                            1,535,727            1,069,869            2,883,009            1,914,369

Selling, general and
 administrative expenses                    845,891              634,617            1,572,782            1,272,286
                                       ------------         ------------         ------------         ------------

  Income from operations                    689,836              435,252            1,310,227              642,083

Non-operating income
  (expense):
  Gain on debt
    forgiveness                                  --                   --              750,000              250,000
  Interest expense                         (161,056)            (163,221)            (321,391)            (322,314)
  Other                                          --                   --               13,646                   --
                                       ------------         ------------         ------------         ------------

  Income before
    income taxes                            528,780              272,031            1,752,482              569,769

(Benefit from) Provision
    for income taxes                       (787,000)               8,000             (526,000)              17,000
                                       ------------         ------------         ------------         ------------

  Net income                           $  1,315,780         $    264,031         $  2,278,482         $    552,769
                                       ============         ============         ============         ============




Income per share data (Note A):

  Basic                                $       0.29         $       0.06         $       0.51         $       0.12
                                       ============         ============         ============         ============

  Diluted                              $       0.27         $       0.06         $       0.48         $       0.12
                                       ============         ============         ============         ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                For the six months ended
                                            -------------------------------
                                               July 2,           July 3,
                                                2005               2004
                                            -----------        ------------
Operating Activities:

  Net income                                $ 2,278,482         $   552,769
  Depreciation and amortization                 968,982             927,674
  Gain on debt forgiveness                     (750,000)           (250,000)
  Deferred income taxes                        (900,000)                 --
  Gain on sale of property,
    plant & equipment                           (10,000)                 --
  Changes in working capital items              307,043          (1,459,220)
                                            -----------         -----------
      Net cash provided by (used in)
       operating activities                   1,894,507            (228,777)
                                            -----------         -----------

Investing Activities:
  Additions to property, plant
    and equipment                              (925,609)            (92,999)
  Proceeds from sale of property,
    plant and equipment                          10,000                  --
                                            -----------         -----------
      Net cash used in investing
        activities                             (915,609)            (92,999)
                                            -----------         -----------

Financing Activities:
  (Decrease) increase in revolving
    line of credit                             (580,555)          1,874,255
  Repayments of long-term debt                 (549,792)         (2,969,789)
  Borrowings on long-term debt                  435,457           1,659,000
  Deferred loan fees                            (69,167)            (30,783)

  Proceeds from exercise of options
    and issuance of common stock                 37,525                  --
                                            -----------         -----------
      Net cash (used in) provided by
        financing activities                   (726,532)            532,683
                                            -----------         -----------

Increase in cash                                252,366             210,907
Cash at beginning of period                     549,198              94,151
                                            -----------         -----------

Cash at end of period                       $   801,564         $   305,058
                                            ===========         ===========

Supplemental Disclosure of
  Cash Flow Information:
       Interest paid                        $   349,734         $   333,757
       Income taxes refunded,
         net of payments                        299,387              12,950
    Non-cash transactions:
       Capital lease obligation and
         equipment financing                     19,547             190,000


The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 2, 2005

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 2005.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow moving and has provided a full reserve for these parts. As of July 2, 2005 and January 1, 2005, inventories consisted of the following:

                                       July 2,           January 1,
                                        2005                2005
                                    -----------         -----------
          Raw materials             $ 1,098,421         $   893,452
          Work-in-progress            2,885,327           2,812,222
          Finished goods              1,524,214           1,392,283
                                    -----------         -----------
                                      5,507,962           5,097,957
          Reserve for excess
           and obsolete                (612,532)           (643,020)
                                    -----------         -----------
          Inventories, net          $ 4,895,430         $ 4,454,937
                                    ===========         ===========


Income per share: The number of shares used in the income per common share computations for the three and six month periods ended July 2, 2005 and July 3, 2004 are as follows:


                            For the three months ended  For the six months ended
                            --------------------------  ------------------------
                              July 2,        July 3,     July 2,       July 3,
                               2005           2004        2005           2004
                            ---------      ---------    ---------      ---------
Basic:
  Average common
    shares outstanding      4,494,870      4,444,438    4,477,037      4,444,438

Diluted:
  Dilutive effect of
    stock options             296,373        188,708      268,170        180,747
                            ---------      ---------    ---------      ---------
  Average common
  shares diluted            4,791,243      4,633,146    4,745,207      4,625,185
                            =========      =========    =========      =========
Options excluded
  since anti-dilutive          42,000         97,000       42,000         97,000
                            =========      =========    =========      =========

The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income would have been adjusted to reflect the following pro forma amounts:

                                              For the three months ended                For the six months ended
                                          ---------------------------------        -----------------------------------
                                              July 2,              July 3,            July 2,               July 3,
                                               2005                 2004                2005                  2004
                                          -------------         -----------         ------------          ------------
Income:
  As reported                             $   1,315,780         $   264,031         $   2,278,482         $   552,769
   Effect of stock-based employee
   compensation expense determined
   under fair valuation method for
   all awards, net of any
   related tax effects                           (1,897)            (13,828)               (3,803)            (29,366)
                                          -------------         -----------         -------------         -----------
   Pro forma                              $   1,313,883         $   250,203         $   2,274,679         $   523,403
                                          =============         ===========         =============         ===========

Income per common share:
  Basic:
    As reported                           $        0.29         $      0.06         $        0.51         $      0.12
    Pro forma                             $        0.29         $      0.06         $        0.51         $      0.12

  Diluted:
    As reported                           $        0.27         $      0.06         $        0.48         $      0.12
    Pro forma                             $        0.27         $      0.05         $        0.48         $      0.11


Comprehensive Income: Comprehensive income is the same as net income for the three and six month periods ended July 2, 2005 and July 3, 2004 since the valuation used in connection with determining the amount of the change in the minimum pension liability is determined at the end of the year.

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

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB No. 143)". This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. Interpretation No. 47 is not expected to have a material impact on the Company's financial position and results of operations.


NOTE B -- FINANCING ARRANGEMENTS

Notes payable and long-term debt consist of the following:


                                                          July 2,             January 1,
                                                           2005                  2005
                                                       ------------          -----------
Revolving line of credit (1)                           $        --           $ 4,585,024

Equipment line of credit (1)                               435,457                    --

Term loans payable to Banknorth N.A. (1)                 4,567,175                    --

Term loans payable to former primary lender (1)                 --               995,531

Note payable to former lender (2)                               --               750,000

Mortgage loan to Banknorth N.A                           1,606,605             1,628,509

Mortgage loan to other lender                            1,813,187             1,842,653

Equipment notes payable                                     19,064                   675

Capital lease obligations                                  308,933               373,372
                                                       -----------           -----------
                                                         8,750,421            10,175,764
Less - revolving line of credit                                 --               580,555 (1)
Less - current portion of long-term debt                 1,213,729             1,030,282 (1)
                                                       -----------           -----------
                                                       $ 7,536,692           $ 8,564,927
                                                       ===========           ===========

(1) On January 3, 2005, the Company refinanced all of its loan facilities with its former primary lender with financing from Banknorth N.A. (the "January 2005 Refinancing"). This credit facility includes a revolving line of credit which provides for borrowings up to $5,000,000, a term loan of $5,000,000 and an equipment line of credit which provides for borrowings up to $1,500,000. The revolving line of credit is limited to an amount determined by a formula based on percentages of receivables and inventories and bears interest at the lender's prime lending rate plus 1%, adjusted daily (7.25% at July 2, 2005). The revolving line of credit expires on August 31, 2005. The Company anticipates that Banknorth N.A. will renew the credit facility for a twelve month period prior to that date. The term loan is payable in 60 monthly payments of $97,560 including interest at 6.3%. The equipment line of credit will provide advances to purchase eligible equipment and bears interest at the lender's prime lending rate plus 1%, adjusted daily (7.25% at July 2, 2005). The equipment line of credit will convert to a term note on August 31, 2005, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 2.5%. The classification of the equipment line of credit has been determined in the accompanying July 2, 2005 condensed balance sheet after consideration of conversion to the sixty month term note. The credit facility gives Banknorth N.A. a first security interest in accounts receivable, inventories, equipment and other assets and prohibits the Company from paying cash dividends. As of July 2, 2005, the Company was in compliance with the related debt covenants. The classification of long-term and revolving debt has been determined in the accompanying January 1, 2005 condensed consolidated balance sheet after consideration of the January 2005 Refinancing.

(2) On April 1, 2005, in accordance with an April 3, 2003 agreement with the Company's former lender, the balance of a $1 million non-interest bearing note payable to the former lender (which had been reduced by $250,000 to $750,000 on April 1, 2004) was forgiven in its entirety since certain events, including a change of control, sale of the Company or liquidation, had not occurred or been initiated as of that date. This forgiveness of debt of $750,000 was recorded by the Company as a gain in the first quarter of 2005.

NOTE C - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic benefit cost (in thousands):

                                            For the three months ended    For the six months ended
                                            --------------------------   -------------------------
                                               July 2,        July 3,      July 2,      July 3,
                                                2005           2004        2005           2004
                                               -------        -------     --------      -------
Components of net periodic benefit cost:
Interest cost                                   $  89         $  91         $ 178         $ 182
Expected return on plan assets                    (74)          (70)         (148)         (140)
Amortization of actuarial loss                     35            32            70            64
                                                -----         -----         -----         -----
Net periodic pension expense                    $  50         $  53         $ 100         $ 106
                                                =====         =====         =====         =====



Company contributions paid to the plan for the three and six month periods ended July 2, 2005 totaled $116,763 and $184,043, respectively.


NOTE D - INCOME TAXES

The (benefit from) provision for income taxes is as follows (in thousands):

                                 For the three months ended  For the six months ended
                                 --------------------------  ------------------------
                                  July 2,         July 3,      July 2,       July 3,
                                   2005            2004         2005          2004
                                 -------          -------      -------       -------
Current provision                  $ 113           $   8        $ 374         $  17
Deferred benefit                    (900)             --         (900)           --
                                   -----           -----        -----         -----
Total (benefit) provision
  for income taxes                 ($787)          $   8        ($526)        $  17
                                   =====           =====        =====         =====



The current provision for the three and six month periods ending July 2, 2005, was calculated using an effective rate of 21.3% which reflects the alternative minimum tax. The effective income tax rate of 3.0% for the three and six month periods ended July 3, 2004 reflects minimum federal and state taxes and the utilization of alternative minimum tax net operating loss carryforwards.

The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. In making this determination, the Company has considered both available positive and negative evidence including but not limited to cumulative losses in recent years, future taxable income and prudent and feasible tax planning strategies.

As of July 2, 2005, the Company concluded that it is more likely than not that the Company will realize all of its deferred tax assets and has reversed its valuation allowance by $900,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales.

Sales to the Company's principal markets are as follows (in thousands):

                                         For the three months ended   For the six months ended
                                         --------------------------   ------------------------
                                          July 2,        July 3,        July 2,      July 3,
                                           2005           2004            2005         2004
                                          -------        -------        -------      -------
  Non-aerospace customers                  $5,089        $4,517         $ 9,487      $ 8,051
  Aerospace customers                       3,810         4,250           7,429        8,022
                                           ------        ------         -------      -------
                                           $8,899        $8,767         $16,916      $16,073
                                           ======        ======         =======      =======


The Company's sales increased $132,000, or 1.5%, and $843,000, or 5.2%, for the three and six month periods ended July 2, 2005, respectively, as compared to the three and six month periods ended July 3, 2004. Sales to non-aerospace customers increased $572,000, or 12.7%, and $1,436,000, or 17.8%, for the three and six month periods ended July 2, 2005, respectively, as compared to the three and six month periods ended July 3, 2004, primarily due to increased sales to machine tool customers. Sales to aerospace customers decreased $440,000, or 10.4%, and by $593,000, or 7.4%, for the three and six month periods ended July 2, 2005, respectively, as compared to the three and six month periods ended July 3, 2004, due to an agreement reached with the Company's largest aerospace customer in the 2nd quarter of 2004 whereby the Company recognized revenue for completed contracts in the amount of $785,000.

Sales and sales increases (decreases) for the three and six month periods ended July 2, 2005 compared to the three and six month periods ended July 3, 2004 by product line were as follows (in thousands):

                                        For the Three Months Ended
                                   -----------------------------------
                                   July 2,       July 3,
            Product Line            2005           2004        Change
            ------------           -------       -------       -------

        Apex Machine Tool          $ 5,412       $ 5,041        $  371
        Precision Aerospace          2,398         2,904          (506)
        Gros-Ite Spindles            1,089           822           267
                                   -------       -------        ------

          Total                    $ 8,899       $ 8,767        $  132
                                   =======       =======        ======

                                         For the Six Months Ended
                                   -----------------------------------
                                   July 2,       July 3,
            Product Line            2005           2004         Change
            ------------           -------       -------        ------
        Apex Machine Tool          $10,457       $ 9,913        $  544
        Precision Aerospace          4,404         4,653          (249)
        Gros-Ite Spindles            2,055         1,507           548
                                   -------       -------        ------

          Total                    $16,916       $16,073        $  843
                                   =======       =======        ======

Sales for the Apex Machine Tool Co. product line increased $371,000, or 7.4% and by $544,000, or 5.5%, for the three and six months ended July 2, 2005, respectively, compared to the three and six months ended July 3, 2004. These increases were due to increased demand on certain tooling programs from a customer in the consumer products industry, partially offset by a decrease in demand for tooling from an aerospace customer. Based on projections from such consumer products customer for the remainder of 2005, the Company anticipates a continuation of the demand experienced in the 1st six months of 2005 for its Apex Machine Tool product line.

Sales for the Precision Aerospace product line decreased $506,000, or 17.4% and by $249,000, or 5.4%, for the three and six months ended July 2, 2005, respectively, compared to the three and six months ended July 3, 2004. These decreases were due entirely to an agreement reached with the Company's largest aerospace customer in the 2nd quarter of 2004 whereby the Company recognized revenue for completed contracts in the amount of $785,000. Industry forecasts for the aerospace industry indicate improvement and increased sales for the industry in 2005. The Company believes that aerospace industry demand will continue to increase for large commercial engines. The Company has acquired a $0.5 million machine in the 2nd quarter of 2005 and has committed another $0.5 million in capital expenditures for 2005 to increase its machining capacity for large commercial jet engine parts.

Sales for the Gros-Ite Spindles product line increased $267,000, or 32.5%, and by $548,000, or 36.4%, for the three and six months ended July 2, 2005, respectively, compared to the three and six months ended July 3, 2004. This product line includes both the sale of new spindles and the repair of all brands of spindles. The increases in sales were due primarily to increased demand for new spindles, as well as the increased demand for the repair of spindles. The Company believes that the increased demand will continue throughout 2005 based on indications from its customers.

As of July 2, 2005, sales backlog was approximately $21,700,000 compared to $18,300,000 as of January 1, 2005. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $9,100,000 of its July 2, 2005 backlog during the remainder of the 2005 fiscal year. The remaining 12,600,000 of backlog is deliverable in fiscal year 2006 and beyond.

Cost of Sales. Cost of sales as a percentage of sales decreased to 82.7% from 87.8%, for the three month period ended July 2, 2005, compared to the three month period ended July 3, 2004. Cost of sales as a percentage of sales decreased to 83.0% from 88.1%, for the six month period ended July 2, 2005, compared to the six month period ended July 3, 2004. The decreases were due to (i) sales levels increasing in 2005 greater than manufacturing costs due to the fixed element of certain manufacturing costs and
(ii) improved production management resulting in increased production efficiency and cost control. The decrease was partially offset by higher expendable tooling costs.

Selling, General & Administrative Expenses. Selling, general and administrative expenses increased by approximately $211,000, or 33.3%, and by $300,000, or 23.6%, for the three and six month periods ended July 2, 2005, respectively, compared to the three and six month periods ended July 3, 2004. The increase in these costs was mainly the result of increased bonus and profit sharing expense and commission expense.

Interest Expense. Interest expense decreased by approximately $2,000, or 1.3%, and by $1,000, or 0.3%, for the three and six month periods ended July 2, 2005, respectively, compared to the three and six month periods ended July 3, 2004. This slight decrease was due to lower debt levels offset by increased interest rates.

Gain on Debt Forgiveness. The Company recorded a gain of $750,000 in the first quarter of 2005 and $250,000 in the first quarter of 2004 reflecting the forgiveness of a non-interest bearing note with a former lender. This reduction was in accordance with the Company's April 3, 2003 agreement with the former lender. (See Note B to condensed consolidated financial statements).

Income Taxes. The current provision for the three and six month periods ending July 2, 2005, was calculated using an effective rate of 21.3% which reflects the alternative minimum tax. The effective income tax rate of 3.0% for the three and six month periods ended July 3, 2004 reflect minimum federal and state taxes and the utilization of alternative minimum tax net operating loss carryforwards. The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. In making this determination, the Company has considered both available positive and negative evidence including but not limited to cumulative losses in recent years, future taxable income and prudent and feasible tax planning strategies. As of July 2, 2005, the Company concluded that it is more likely than not that the Company will realize all of its deferred tax assets and has reversed its valuation allowance by $900,000.


Liquidity and Capital Resources.

Net cash provided by operating activities of $1,895,000 for the six months ended July 2, 2005 resulted primarily from net income adjusted for non-cash expenses, a decrease in accounts receivable and the collection of refundable income taxes partially offset by an increase in inventory and prepaid expenses and a decrease in customer advances.

Accounts receivable decreased $491,000 since January 1, 2005 due to the collection of several large contracts delivered in December 2004, while inventories and prepaid expense increased $440,000 and $281,000, respectively. Customer advances decreased $200,000 since January 1, 2005, due to shipment on certain large contracts in the first six months of 2005. The Company is able to borrow against eligible accounts receivable and certain inventory through its revolving line of credit.

Net cash used in investing activities of $916,000 for the six months ended July 2, 2005, consisted of expenditures for machinery and computer equipment.

Net cash used in financing activities of $727,000 for the six months ended July 2, 2005, resulted from repayments of debt with cash generated from operating activities.

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

On January 3, 2005, the Company refinanced all of its loan facilities with its former primary lender with financing from Banknorth N.A. (the "January 2005 Refinancing"). This credit facility includes a revolving line of credit which provides for borrowings up to $5,000,000, a term loan of $5,000,000 and an equipment line of credit which provides for borrowings up to $1,500,000. The revolving line of credit is limited to an amount determined by a formula based on percentages of receivables and inventories and bears interest at the lender's prime lending rate plus 1%, adjusted daily (7.25% at July 2, 2005). The revolving line of credit expires on August 31, 2005. The Company anticipates that Banknorth N.A. will renew the credit facility for a twelve month period prior to that date. The term loan is payable in 60 monthly payments of $97,560 including interest at 6.3%. The equipment line of credit will provide advances to purchase eligible equipment and bears interest at the lender's prime lending rate plus 1%, adjusted daily (7.25% at July 2, 2005). The equipment line of credit will convert to a term note on

August 31, 2005, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 2.5%. The credit facility gives Banknorth N.A. a first security interest in accounts receivable, inventories, equipment and other assets and prohibits the Company from paying cash dividends.



CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management's Discussion and Analysis and Note A to the Consolidated Financial Statements in the Company's Annual Report, incorporated by reference in Form 10-K for the Company's fiscal year 2004, describe the significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates.

Accounts receivable - The Company evaluates its allowance for doubtful accounts by considering the age of each invoice, the financial strength of the customer, the customers' past payment record and subsequent payments.

Inventories - The Company has specifically identified certain inventory as obsolete or slow moving and provided a full reserve for these parts. The assumption is that these parts will not be sold. The assumptions and the resulting reserve have been accurate in the past, and are not likely to change materially in the future. The reserve for inventory decreased by $30,000 at July 2, 2005 compared to January 1, 2005 due to the sale of certain previously reserved parts.

Pension - The Company maintains a defined benefit pension plan. Assumptions used in the accounting for the plan include the discount rate and expected rate of return on plan assets. The assumptions are determined based on appropriate market indicators and are evaluated each year as of the Plan's measurement date. A change in either of these assumptions would have an effect on the Company's net periodic benefit cost.

Income Taxes - The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. In making this determination, the Company has considered both available positive and negative evidence including but not limited to cumulative losses in recent years, future taxable income and prudent and feasible tax planning strategies. In particular the Company considered the following factors and assumptions:

         a) The trend of earnings has been toward increased profitability for the past two years.

         b) Sales backlog has increased from $18.3 million at January 1, 2005 to $21.7 million at July 2, 2005.

         c) The Company anticipates projected operating profitability for 2006.

As of July 2, 2005, the Company concluded that it is more likely than not that the Company will realize all of its deferred tax assets and has reversed its valuation allowance by $900,000.


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

The interest rate risk is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. After the Company's 2005 Refinancing, the only variable rate debt instruments are the revolving line of credit and the equipment line of credit. A hypothetical increase of 1% in the interest rate applied to the revolving line of credit average balance would increase annual interest expense by approximately $3,000. A hypothetical increase of 1% in the interest rate applied to the equipment line of credit balance would increase annual interest expense by approximately $4,000.

The Company also maintains two mortgage loans at fixed interest rates, however, the interest rates are adjusted every five years to reflect a current index rate plus certain percentages. See Note B to the Condensed Consolidated Financial Statements. A hypothetical increase of 1% in the interest rate at the March 2006 adjustment date for the first mortgage will increase annual interest expense at that time by approximately $18,000. A hypothetical increase of 1% in the interest rate at the April 2009 adjustment date for the Banknorth N.A. mortgage will increase annual interest expense at that time by approximately $14,000.

ITEM 4. CONTROLS AND PROCEDURES


Evaluation of disclosure and procedures

The Company's management with the participation of the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 2, 2005 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Change in internal controls

No changes in the Company's internal control over financial reporting occurred during the six months ended July 2, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                   EDAC TECHNOLOGIES CORPORATION


August 3, 2005                     By /s/ Glenn L. Purple
                                      ----------------------------------
                                   Glenn L. Purple, Chief Financial
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