Form 10-Q
period 2005-10-01
EDAC TECHNOLOGIES CORP
filed 2005-11-09
CIK 772572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

Yes   X   No
    -----    -----

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X  .
    -----    -----

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X  .
    -----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

          On October 25, 2005 there were outstanding 4,504,270 shares of the Registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            October 1,    January 1,
                                               2005          2005
                                           -----------   -----------
                                           (Unaudited)   (Audited)
ASSETS

CURRENT ASSETS:
   Cash                                    $ 1,665,600   $   549,198
   Trade accounts receivable, (net
      of allowance for doubtful accounts
      of $234,000 as of October 1, 2005
      and January 1, 2005)                   5,498,269     6,573,114
   Inventories, net                          5,192,202     4,454,937
   Prepaid expenses and other                  293,500        57,290
   Refundable income taxes                          --       330,869
   Deferred income taxes                       469,135       733,583
                                           -----------   -----------
      TOTAL CURRENT ASSETS                  13,118,706    12,698,991
                                           -----------   -----------

PROPERTY, PLANT, AND EQUIPMENT              27,513,193    25,877,359
   less-accumulated depreciation            18,574,544    17,297,856
                                           -----------   -----------
                                             8,938,649     8,579,503
                                           -----------   -----------

DEFERRED INCOME TAXES                        1,930,865       766,417
OTHER                                          103,202       102,183
                                           -----------   -----------
      TOTAL ASSETS                         $24,091,422   $22,147,094
                                           ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 October 1,    January 1,
                                                    2005          2005
                                                -----------   -----------
                                                (Unaudited)    (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                     $        --   $   580,555
   Current portion of long-term debt              1,274,849     1,030,282
   Trade accounts payable                         3,812,552     3,249,892
   Accrued employee compensation
      and amounts withheld                        1,386,281     1,228,975
   Other accrued expenses                           648,937       502,450
   Customer advances                                118,880       363,745
                                                -----------   -----------
      TOTAL CURRENT LIABILITIES                   7,241,499     6,955,899
                                                -----------   -----------

LONG-TERM DEBT,
   less current portion                           7,517,212     8,564,927
                                                -----------   -----------

OTHER LONG-TERM LIABILITIES                       1,423,054     1,423,054
                                                -----------   -----------

SHAREHOLDERS' EQUITY:
   Common stock, par value $.0025 per
      share; 10,000,000 shares authorized;
      issued - 4,504,270 on October 1, 2005
      and 4,444,438 on January 1, 2005               11,261        11,111
   Additional paid-in capital                     9,415,349     9,377,508
   Retained earnings (accumulated deficit)          386,243    (2,282,044)
                                                -----------   -----------
                                                  9,812,853     7,106,575
   Less: accumulated other comprehensive loss     1,903,196     1,903,196
            treasury stock, 0 shares on
            October 1, 2005 and 235 shares
            on January 1, 2005                           --           165
                                                -----------   -----------
      TOTAL SHAREHOLDERS' EQUITY                  7,909,657     5,203,214
                                                -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $24,091,422   $22,147,094
                                                ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            For the three months ended    For the nine months ended
                                            ---------------------------   -------------------------
                                              October 1,   October 2,      October 1,    October 2,
                                                 2005         2004            2005          2004
                                              ----------   ----------     -----------   -----------
Sales                                         $8,687,688   $7,542,469     $25,603,200   $23,615,853
Cost of sales                                  7,213,060    6,764,848      21,245,563    20,923,863
                                              ----------   ----------     -----------   -----------
   Gross profit                                1,474,628      777,621       4,357,637     2,691,990

Selling, general and
   administrative expenses                       825,480      608,481       2,398,262     1,880,767
                                              ----------   ----------     -----------   -----------
   Income from operations                        649,148      169,140       1,959,375       811,223

Non-operating income
   (expense):
   Gain on debt forgiveness                           --           --         750,000       250,000
   Interest expense                             (156,082)    (152,684)       (477,473)     (474,998)
   Other                                           2,739           --          16,385            --
                                              ----------   ----------     -----------   -----------
   Income before income taxes                    495,805       16,456       2,248,287       586,225

Provision for (Benefit from) income taxes        106,000     (281,154)       (420,000)     (264,154)
                                              ----------   ----------     -----------   -----------

   Net income                                 $  389,805   $  297,610     $ 2,668,287   $   850,379
                                              ==========   ==========     ===========   ===========

Income per share data (Note A):

   Basic                                      $     0.09   $     0.07     $      0.60   $      0.19
                                              ==========   ==========     ===========   ===========
   Diluted                                    $     0.08   $     0.06     $      0.56   $      0.18
                                              ==========   ==========     ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the nine months ended
                                                         -------------------------
                                                          October 1,    October 2,
                                                             2005          2004
                                                         -----------   -----------
Operating Activities:
   Net income                                            $ 2,668,287   $   850,379
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                        1,480,973     1,406,601
      Gain on debt forgiveness                              (750,000)     (250,000)
      Deferred income taxes                                 (900,000)           --
      Gain on sale of property, plant & equipment            (10,000)           --
   Changes in working capital items                        1,053,827    (1,048,408)
                                                         -----------   -----------
      Net cash provided by operating activities            3,543,087       958,572
                                                         -----------   -----------

Investing Activities:
   Additions to property, plant
      and equipment                                         (959,235)     (167,367)
   Proceeds from sale of property,
      plant and equipment                                     10,000            --
                                                         -----------   -----------
      Net cash used in investing
         activities                                         (949,235)     (167,367)
                                                         -----------   -----------

Financing Activities:
   (Decrease) increase in revolving line of credit          (580,555)    1,838,133
   Repayments of long-term debt                             (865,884)   (3,626,404)
   Borrowings on long-term debt                                   --     1,659,000
   Deferred loan fees                                        (69,167)      (44,279)
   Proceeds from exercise of options and issuance
      of common stock                                         38,156            --
                                                         -----------   -----------
      Net cash used in financing activities               (1,477,450)     (173,550)
                                                         -----------   -----------

Increase in cash                                           1,116,402       617,655
Cash at beginning of period                                  549,198        94,151
                                                         -----------   -----------

Cash at end of period                                    $ 1,665,600   $   711,806
                                                         ===========   ===========

Supplemental Disclosure of
   Cash Flow Information:
      Interest paid                                      $   502,816   $   486,441
      Income taxes paid, net of refunds                       91,138        12,950
   Non-cash transactions:
      Capital lease obligation and equipment financing       812,736       190,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 1, 2005

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 1, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 2005.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow moving and has provided a full reserve for these parts. As of October 1, 2005 and January 1, 2005, inventories consisted of the following:

                     October 1,   January 1,
                        2005         2005
                     ----------   ----------
Raw materials        $1,052,803   $  893,452
Work-in-progress      3,344,512    2,812,222
Finished goods        1,407,419    1,392,283
                     ----------   ----------
                      5,804,734    5,097,957
Reserve for excess
   and obsolete        (612,532)    (643,020)
                     ----------   ----------
Inventories, net     $5,192,202   $4,454,937
                     ==========   ==========

Income per share: The number of shares used in the income per common share computations for the three and nine month periods ended October 1, 2005 and October 2, 2004 are as follows:

                                         For the three months      For the nine months
                                                ended                     ended
                                       -----------------------   -----------------------
                                       October 1,   October 2,   October 1,   October 2,
                                          2005         2004         2005         2004
                                       ----------   ----------   ----------   ----------
Basic:
   Average common
      shares outstanding                4,503,920    4,444,438    4,481,923   4,444,438

Diluted:
   Dilutive effect of stock options       318,367      217,410      291,083     194,068
                                        ---------    ---------    ---------   ---------
   Average common shares diluted        4,822,287    4,661,848    4,773,006   4,638,506
                                        =========    =========    =========   =========

Options excluded since anti-dilutive       32,000       97,000       32,000      97,000
                                        =========    =========    =========   =========

The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income would have been adjusted to reflect the following pro forma amounts:

                                 For the three months      For the nine months
                                        ended                     ended
                               -----------------------   -----------------------
                               October 1,   October 2,   October 1,   October 2,
                                  2005         2004         2005         2004
                               ----------   ----------   ----------   ----------
Income:
   As reported                  $389,805     $297,610    $2,668,287    $850,379
   Effect of stock-based
      employee compensation
      expense determined under
      fair valuation method for
      all awards, net of any
      related tax effects         (6,592)      (1,022)      (26,369)    (31,243)
                                --------     --------    ----------    --------
   Pro forma                    $383,213     $296,588    $2,641,918    $819,136
                                ========     ========    ==========    ========

Income per common share:
   Basic:
      As reported               $   0.09     $   0.07    $     0.60    $   0.19
      Pro forma                 $   0.09     $   0.07    $     0.59    $   0.18
   Diluted:
      As reported               $   0.08     $   0.06    $     0.56    $   0.18
      Pro forma                 $   0.08     $   0.06    $     0.55    $   0.18

Comprehensive Income: Comprehensive income is the same as net income for the three and nine month periods ended October 1, 2005 and October 2, 2004, since the valuation used in connection with determining the amount of the change in the Company's minimum pension liability is determined at the end of the year.

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

NOTE B -- FINANCING ARRANGEMENTS

Notes payable and long-term debt consist of the following:

                                                  October 1,    January 1,
                                                     2005          2005
                                                  ----------   ------------
Revolving line of credit (1)                      $       --    $ 4,585,024
Term loans payable to Banknorth N.A. (1)           4,346,841             --
Term loans payable to former primary lender (1)           --        995,531
Note payable to former lender (2)                         --        750,000
Mortgage loan payable to Banknorth N.A.            1,595,835      1,628,509
Mortgage loan payable to other lender              1,798,580      1,842,653
Equipment notes payable                               17,596            675
Capital lease obligations                          1,033,209        373,372
                                                  ----------    -----------
                                                   8,792,061     10,175,764
Less - revolving line of credit (1)                       --        580,555
Less - current portion of long-term debt (1)       1,274,849      1,030,282
                                                  ----------    -----------
                                                  $7,517,212    $ 8,564,927
                                                  ==========    ===========

(1) On January 3, 2005, the Company refinanced all of its loan facilities from its former primary lender with financing from Banknorth N.A. (the "January 2005 Refinancing"). This credit facility includes a revolving line of credit which provides for borrowings up to $5,000,000, a term loan of $5,000,000 and an equipment line of credit which provides for borrowings up to $1,500,000. The revolving line of credit is limited to an amount determined by a formula based on percentages of receivables and inventories and bears interest at the lender's prime lending rate plus 1%, adjusted daily (7.75% at October 1, 2005). The revolving line of credit was amended on August 23, 2005 to extend the expiration date to July 31, 2006. The term loan is payable in 60 monthly payments of $97,560 including interest at 6.3%, maturing on January 1, 2010. The equipment line of credit provides advances to purchase eligible equipment and bears interest at the lender's prime lending rate plus 1%, adjusted daily (7.75% at October 1, 2005). On August 11, 2005, an amount of $793,189 was converted to a capital lease of which $512,362 had previously been purchased under the equipment line of credit. On August 23, 2005, the equipment line of credit was amended to increase the equipment line of credit amount to $2,300,000 and to extend the conversion date to July 31, 2006. On the conversion date the equipment line of credit will convert to a term note, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 2.5%. The credit facility gives Banknorth N.A. a first security interest in accounts receivable, inventories, equipment and other assets and prohibits the Company from paying cash dividends. As of October 1, 2005, there was no outstanding balance on either the revolving line of credit or the equipment line of credit, and the Company was in compliance with the related debt covenants. The classification of long-term and revolving debt has been determined in the accompanying January 1, 2005 condensed consolidated balance sheet after consideration of the January 2005 Refinancing.

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

NOTE C - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic benefit cost (in thousands):

                                           For the three months ended   For the nine months ended
                                           --------------------------   -------------------------
                                             October 1,   October 2,     October 1,   October 2,
                                                2005         2004           2005         2004
                                             ----------   ----------     ----------   ----------
Components of net periodic benefit cost:
   Interest cost                                $ 89         $ 91          $ 267        $ 273
   Expected return on plan assets                (74)         (70)          (222)        (210)
   Amortization of actuarial loss                 35           32            105           96
                                                ----         ----          -----        -----
   Net periodic pension expense                 $ 50         $ 53          $ 150        $ 159
                                                ====         ====          =====        =====

Company contributions paid to the plan for the three and nine month periods ended October 1, 2005 totaled $67,280 and $251,323, respectively.

NOTE D - INCOME TAXES

The provision for (benefit from) income taxes is as follows (in thousands):

                                 For the three months ended   For the nine months ended
                                 --------------------------   -------------------------
                                   October 1,   October 2,     October 1,   October 2,
                                      2005         2004           2005         2004
                                   ----------   ----------     ----------   ----------
Current provision(benefit)            $106        ($281)         $ 480        ($264)
Deferred provision (benefit)            --           --           (900)          --
                                      ----        -----          -----        -----
Total provision for
   (benefit from) income taxes        $106        ($281)         ($420)       ($264)
                                      ====        =====          =====        =====

The current provision for the three and nine month periods ended October 1, 2005, was calculated using an effective rate of 21.3% which reflects the alternative minimum tax. The income tax benefit for the three and nine month periods ended October 2, 2004, reflects the recording in the third quarter of 2004 of income taxes receivable in the amount of $331,154. The income tax benefit was partially offset by an income tax provision with an effective rate of 3% reflecting minimum federal and state taxes and the utilization of alternative minimum tax net operating loss carryforwards.

The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. In making this determination, the Company considered both available positive and negative evidence including, but not limited to, cumulative losses in recent years, future taxable income and prudent and feasible tax planning strategies.

As of July 2, 2005, the Company concluded that it was more likely than not that the Company would realize all of its deferred tax assets and reversed its valuation allowance by $900,000 at that time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales.

Sales to the Company's principal markets are as follows (in thousands):

                          For the three months ended   For the nine months ended
                          --------------------------   -------------------------
                            October 1,   October 2,     October 1,   October 2,
                               2005         2004           2005         2004
                            ----------   ----------     ----------   ----------
Non-aerospace customers       $5,091       $ 4,114        $14,577      $12,165
Aerospace customers            3,597         3,429         11,026       11,451
                              ------       -------        -------      -------
                              $8,688       $ 7,543        $25,603      $23,616
                              ======       =======        =======      =======

The Company's sales increased $1,145,000, or 15.2%, and $1,987,000, or 8.4%, for the three and nine month periods ended October 1, 2005, respectively, as compared to the three and nine month periods ended October 2, 2004. Sales to non-aerospace customers increased $977,000, or 23.7%, and $2,412,000, or 19.8%, for the three and nine month periods ended October 1, 2005, respectively, as compared to the three and nine month periods ended October 2, 2004, primarily due to increased sales to machine tool customers. Sales to aerospace customers increased $168,000, or 4.9%, for the three month period ended October 1, 2005 as compared to the three month period ended October 2, 2004, due to the increase in shipments of large commercial jet engine parts. Sales to aerospace customers decreased by $425,000, or 3.7%, for the nine month period ended October 1, 2005, as compared to the nine month period ended October 2, 2004 due to an agreement reached with the Company's largest aerospace customer in the 2nd quarter of 2004 which resulted in the Company recognizing revenue for completed contracts in the 2nd quarter of 2004, in the amount of $785,000.

Sales and sales increases (decrease) by product line for the three and nine month periods ended October 1, 2005 compared to the three and nine month periods ended October 2, 2004 were as follows (in thousands):

                      For the Three Months Ended
                      --------------------------
                      Oct. 1,   Oct. 2,
    Product Line       2005       2004    Change
    ------------      -------   -------   ------
Apex Machine Tool      $5,480    $4,600   $  880
Precision Aerospace     2,255     2,196       59
Gros-Ite Spindles         953       747      206
                       ------    ------   ------
  Total                $8,688    $7,543   $1,145
                       ======    ======   ======

                       For the Nine Months Ended
                      --------------------------
                      Oct. 1,   Oct. 2,
    Product Line        2005      2004    Change
    ------------      -------   -------   ------
Apex Machine Tool     $15,936   $14,513   $1,423
Precision Aerospace     6,659     6,849     (190)
Gros-Ite Spindles       3,008     2,254      754
                      -------   -------   ------
   Total              $25,603   $23,616   $1,987
                      =======   =======   ======

Sales for the Apex Machine Tool product line increased $880,000, or 19.1%, and $1,423,000, or 9.8%, for the three and nine months ended October 1, 2005, respectively, compared to the three and nine months ended October 2, 2004. These increases were due to increased demand on certain tooling programs from a customer in the consumer products industry, partially offset by a decrease in demand for tooling from an aerospace customer. Based on projections from such consumer products customer for the remainder of 2005, the Company anticipates a continuation of the demand from such customers for the remainder of 2005 for its Apex Machine Tool product line.

Sales for the Precision Aerospace product line increased $59,000, or 2.7%, and decreased $190,000, or 2.8%, for the three and nine months ended October 1, 2005, respectively, compared to the three and nine months ended October 2, 2004. The decrease was due to an agreement reached with the Company's largest aerospace customer in the 2nd quarter of 2004 which resulted in the Company recognizing revenue for completed contracts in the 2nd quarter of 2004, in the amount of $785,000. Industry forecasts for the aerospace industry indicate improvement and increased sales for the industry for the remainder of 2005. The Company believes that aerospace industry demand for large commercial engines will continue to increase. The Company has acquired two $500,000 machines in 2005 to increase its machining capacity for large commercial jet engine parts.

Sales for the Gros-Ite Spindles product line increased $206,000, or 27.6%, and $754,000, or 33.5%, for the three and nine months ended October 1, 2005, respectively, compared to the three and nine months ended October 2, 2004. The increases in sales were due to increased demand for new spindles, as well as the increased demand for the repair of all brands of spindles. The Company believes that the increased demand will continue for the remainder of 2005, based on indications from its customers.

As of October 1, 2005, sales backlog was approximately $22,100,000 compared to $18,300,000 as of January 1, 2005. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $7,400,000 of its October 1, 2005 backlog during the remainder of the 2005 fiscal year. The remaining $14,700,000 of backlog is deliverable in fiscal year 2006 and beyond.

Cost of Sales. Cost of sales as a percentage of sales decreased to 83.0% from 89.7%, for the three month period ended October 1, 2005, compared to the three month period ended October 2, 2004. Cost of sales as a percentage of sales decreased to 83.0% from 88.6%, for the nine month period ended October 1, 2005, compared to the nine month period ended October 2, 2004. The decreases were due to (i) sales levels increasing in 2005 at a higher rate than manufacturing costs due to the fixed element of certain manufacturing costs and (ii) improved production management resulting in increased production efficiency and cost control.

Selling, General & Administrative Expenses. Selling, general and administrative expenses increased approximately $217,000, or 35.7%, and approximately $517,000, or 27.5%, for the three and nine month periods ended October 1, 2005, respectively, compared to the three and nine month periods ended October 2, 2004. The increase in these costs was mainly the result of increased bonus and profit sharing expense, sales salaries and commission expense.

Interest Expense. Interest expense increased approximately $3,000, or 2.2%, and approximately $2,000, or 0.5%, for the three and nine month periods ended October 1, 2005, respectively, compared to the three and nine month periods ended October 2, 2004. This slight increase was due to increased interest rates offset by lower debt levels.

Gain on Debt Forgiveness. The Company recorded a gain of $750,000 in the first quarter of 2005 and $250,000 in the first quarter of 2004, reflecting the forgiveness of a non-interest bearing note with a former lender. This reduction was in accordance with the Company's April 3, 2003 agreement with the former lender. (See Note B to condensed consolidated financial statements).

Income Taxes. The current provision for the three and nine month periods ended October 1, 2005, was calculated using an effective rate of 21.3%, which reflects the alternative minimum tax. The income tax benefit for the three and nine month periods ended October 2, 2004, reflects the recording in the third quarter of 2004 of income taxes receivable in the amount of $331,154. The income tax benefit was partially offset by an income tax provision with an effective rate of 3%, reflecting minimum federal and state taxes and the utilization of alternative minimum tax net operating loss carryforwards. The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. In making this determination, the Company considered both available positive and negative evidence including, but not limited to, cumulative losses in recent years, future taxable income and prudent and feasible tax planning strategies. As of July 2, 2005, the Company concluded that it was more likely than not that the Company would realize all of its deferred tax assets and reversed its valuation allowance by $900,000 at that time.

Liquidity and Capital Resources.

Net cash provided by operating activities of $3,543,000 for the nine months ended October 1, 2005 resulted primarily from net income adjusted for non-cash expenses, a decrease in accounts receivable, the collection of refundable income taxes and an increase in accounts payable, partially offset by an increase in inventory and prepaid expenses and a decrease in customer advances. Accounts receivable decreased $1,075,000 since January 1, 2005 due to the collection of several large contracts delivered in December 2004, while inventories and prepaid expense increased $737,000 and $236,000, respectively. Accounts payable increased $563,000, while customer advances decreased $245,000 since January 1, 2005, due to shipment on certain large contracts in the first nine months of 2005. The Company is able to borrow against eligible accounts receivable and certain inventory through its revolving line of credit.

Net cash used in investing activities of $949,000 for the nine months ended October 1, 2005, consisted of expenditures for machinery and computer equipment.

Net cash used in financing activities of $1,477,000 for the nine months ended October 1, 2005, resulted from repayments of debt with cash generated from operating activities.

Net cash provided by operating activities of $959,000 for the nine months ended October 2, 2004, resulted primarily from net income adjusted for non-cash expenses, an increase in accounts payable and an increase in customer deposits, partially offset by increases in accounts receivable, refundable income taxes and prepaid expenses. Accounts receivable increased $2,350,000 and accounts payable increased $1,538,000 in the nine months ended October 2, 2004, due to increased sales and production in the quarter ended October 2, 2004. Customer advances increased $277,000 in the nine months ended October 2, 2004, due to advances from a non-aerospace customer on certain large contracts to be delivered in 2004.

Net cash used in investing activities of $167,000 for the nine months ended October 2, 2004, consisted of expenditures for machinery and computer equipment.

Net cash used in financing activities of $174,000 for the nine months ended October 2, 2004, resulted from repayments of long-term debt partially offset by borrowings on the Company's revolving line of credit.

On January 3, 2005, the Company refinanced all of its loan facilities from its former primary lender with financing from Banknorth N.A. (the "January 2005 Refinancing"). This credit facility includes a revolving line of credit which provides for borrowings up to $5,000,000, a term loan of $5,000,000 and an equipment line of credit which provides for borrowings up to $1,500,000. The revolving line of credit is limited to an amount determined by a formula based on percentages of receivables and inventories and bears interest at the lender's prime lending rate plus 1%, adjusted daily (7.75% at October 1, 2005). The revolving line of credit was amended on August 23, 2005 to extend the expiration date to July 31, 2006. The term loan is payable in 60 monthly payments of $97,560 including interest at 6.3%, maturing on January 1, 2010. The equipment line of credit provides advances to purchase eligible equipment and bears interest at the lender's prime lending rate plus 1%, adjusted daily (7.75% at October 1, 2005). On August 11, 2005, an amount of $793,189 was converted to a capital lease of which $512,362 had previously been purchased under the equipment line of credit. On August 23, 2005, the equipment line of credit was amended to increase the equipment line of credit amount to $2,300,000 and to extend the conversion date to July 31, 2006. On the conversion date, the equipment line of credit will convert to a term note, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 2.5%. The credit facility gives Banknorth N.A. a first security interest in accounts receivable, inventories, equipment and other assets and prohibits the Company from paying cash dividends. As of October 1, 2005, there was no outstanding balance on either the revolving line of credit or the equipment line of credit, and the Company was in compliance with the related debt covenants.

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

Accounts receivable- The Company evaluates its allowance for doubtful accounts by considering the age of each invoice, the financial strength of the customer, the customer's past payment record and subsequent payments.

Inventories- The Company has specifically identified certain inventory as obsolete or slow moving and provided a full reserve for these parts. The assumption is that these parts will not be sold. The assumptions and the resulting reserve have been accurate in the past, and are not likely to change materially in the future. The reserve for inventory decreased by $30,000 at October 1, 2005 compared to January 1, 2005 due to the sale of certain previously reserved parts.

Pension- The Company maintains a defined benefit pension plan. Assumptions used in accounting for the plan include the discount rate and expected rate of return on plan assets. The assumptions are determined based on appropriate market indicators and are evaluated each year as of the Plan's measurement date. A change in either of these assumptions would have an effect on the Company's net periodic benefit cost.

Income Taxes - The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. As of July 2, 2005, the Company concluded that it was more likely than not that the Company would realize all of its deferred tax assets and reversed its valuation allowance by $900,000 at that time. In making that determination, the Company considered both available positive and negative evidence including but not limited to cumulative losses in recent years, future taxable income and prudent and feasible tax planning strategies. In particular the Company considered the following factors and assumptions:

     a) The trend of earnings had been toward increased profitability for the past two years.

     b) Sales backlog had increased from $18.3 million at January 1, 2005 to $21.7 million at July 2, 2005.

     c)   The Company projected operating profitability for 2006.

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

The interest rate risk is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. After the Company's 2005 Refinancing, the only variable rate debt instruments are the revolving line of credit and the equipment line of credit. A hypothetical increase of 1% in the interest rate would have no effect on the revolving line of credit and equipment line of credit since their current balances are both $0.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure and procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 1, 2005 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Change in internal controls

No changes in the Company's internal control over financial reporting occurred during the nine months ended October 1, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 2, 2005 the Company held its annual meeting of shareholders. The following directors were elected at the meeting.

                                    Votes Cast
                          Votes     Against or
       Director          Cast For    Withheld
       --------         ---------   ----------
William B. Bayne, Jr.   3,562,008      580,141
Joseph Lebel            2,967,656    1,174,493
John Moses              3,136,650    1,005,499
Dominick A. Pagano      2,978,289    1,163,860
Stephen J. Raffay       2,979,985    1,162,164
Ross C. Towne           4,120,478       21,671
Daniel C. Tracy         2,978,639    1,163,510

At the same meeting the appointment of Carlin, Charron & Rosen LLP as auditors for the Company for the fiscal year ending December 31, 2005 was ratified with a vote of 4,132,312 for, 6,702 against and 3,135 abstained.

ITEM 5. OTHER INFORMATION

Effective November 7, 2005, the Board of Directors of the Company appointed Luciano M. Melluzzo to the position of Vice President and Chief Operating Officer. Mr. Melluzzo joined the Company in November 2003 as Engineering Manager for EDAC's Spindle and Design operations, has served in capacities of increasing responsibility since that time and most recently was General Manager of the Company. Prior to joining EDAC, Mr. Melluzzo served as the Sales Manager of Quality Engineering Services, a manufacturing and design operation specializing in the molds, tool design, fixture and gage fabrication and special machinery. Mr. Melluzzo is 41 years of age.

Officers are elected annually by, and serve at the discretion of, the Board of Directors of the Company.

ITEM 6. EXHIBITS

     3.1* EDAC's Amended and Restated Articles of Incorporation

     3.2* EDAC's Amended and Restated By-laws

     10.1 Change in Terms Agreement dated August 23, 2005, changing the Revolving Credit Note and the Credit Agreement by and between EDAC and Banknorth, N.A.

     10.2 Change in Terms Agreement dated August 23, 2005, changing the Equipment Loan Note and the Credit Agreement by and between EDAC and Banknorth, N.A.

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

                                        EDAC TECHNOLOGIES CORPORATION


November 7, 2005                        By /s/ Glenn L. Purple
                                           -------------------------------------
                                           Glenn L. Purple, Chief Financial
                                           Officer and duly authorized officer

                                  EXHIBIT INDEX

NUMBER                                 DESCRIPTION
------                                 -----------
 3.1     EDAC's Amended and Restated Articles of Incorporation (1)

 3.2     EDAC's Amended and Restated By-laws (2)

10.1*    Change in Terms Agreement dated August 23, 2005, changing the Revolving
         Credit Note and the Credit Agreement by and between EDAC and Banknorth, N.A.

10.2*    Change in Terms Agreement dated August 23, 2005, changing the Equipment
         Loan Note and the Credit Agreement by and between EDAC and Banknorth, N.A.

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