Form 10-K
period 2005-12-31
EDAC TECHNOLOGIES CORP
filed 2006-03-22
CIK 772572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
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
Common Stock, $.0025 par value

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer                                               Accelerated filer ☐                                               Non-accelerated filer ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 1, 2005, the aggregate market value of the registrant’s Common Stock (based upon the $2.95 closing price on that date on the OTC Bulletin Board) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers — does not constitute an admission as to affiliate status) was approximately $9,133,610.
As of February 28, 2006, there were 4,506,770 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Into Which Portions of
DOCUMENT	Document are Incorporated
Annual Report to Shareholders for the fiscal year ended December 31, 2005	Part II

Proxy Statement relating to the 2006 Annual Meeting of Shareholders	Part III
All statements other than historical statements contained in this Annual Report on Form 10-K or deemed to be contained herein due to incorporation by reference to a different document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company’s business strategy and plans, statements about the adequacy of the Company’s working capital and other financial resources, statements about the Company’s bank agreements, statements about the Company’s backlog, statements about the Company’s actions to improve operating performance, and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company’s products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company’s competitors; the Company’s ability to reduce costs; the Company’s ability to effectively use business-to-business tools on the Internet to improve operating results; and the adequacy of the Company’s revolving credit facility and other sources of capital. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business.
General
     The accompanying consolidated financial statements include EDAC Technologies Corporation (“We”, “Us”, “EDAC” or the “Company”) and its wholly-owned subsidiaries, Gros-Ite Industries, Inc. and Apex Machine Tool Company, Inc. We provide complete design, manufacture and service meeting the precision requirements of some of the most exacting customers in the world for tooling, fixtures, molds, jet engine components and machine spindles. The Company operates as one business segment.
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
Marketing and Competition
     The Company developed its high skill level by serving the aerospace industry for over 50 years. For the fiscal year ended December 31, 2005, approximately 21% of our sales were to an aerospace company and approximately 36% of our sales were to a consumer products company. We provide a range of components, tooling, fixtures and design services for the aerospace company. Although, we have expanded our commitment to serving the manufacturing needs of a broad base of industrial customers, the loss of either of these customers, or a significant decrease in the amount of business we do with these customers, would have a material adverse effect on our business.
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
     We believe that we have a distinct competitive advantage through our ability to provide high quality, high precision, quick turnaround support to customers from design to delivery. Our experience and reputation in the demanding aerospace business provides an extra level of expertise in meeting our customers’ requirements. We believe our commitment to continuous improvement and the latest technology will generate the productivity improvements required to respond to the increasing price pressure of the competitive marketplace in which we operate.
Backlog
     Our backlog as of December 31, 2005, was approximately $21,700,000 compared to $18,300,000 as of January 1, 2005. The increase is primarily due to increased orders in our Precision Aerospace product line, partially offset by decreased orders in our Gros-Ite Spindle and Apex Machine Tool product lines. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as three years. We presently expect to complete approximately $16,000,000 of our December 31, 2005 backlog during the 2006 fiscal year.
     We maintain a website with the address www.edactechnologies.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.
Employees
     As of March 2, 2006, we had approximately 209 employees.
Item 1A. Risk factors.
     Our business, operating results, financial condition and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results.
     For a discussion of other matters which may affect our financial condition, results of operations or cash flows, see the further discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report.
We depend on revenues from a small number of significant customers. Any loss, cancellation, reduction or delay in purchases by these customers could harm our business.
     Our top two customers accounted for 57% of our net sales during fiscal 2005. Our success will depend on our continued ability to develop and manage relationships with these and other significant customers. Some of our customers could in the future shift some or all of their purchases from us to our competitors, in-house or to other sources. The loss of one or more of our largest customers, a significant reduction or delay in sales to these customers, an inability to successfully develop relationships with new customers, or future price concessions we could make to retain customers could significantly reduce our sales and profitability.

Our financial performance is dependent on the conditions of the aerospace industry
     The results of our aerospace business, which generated 27 percent of our revenues in 2005, are directly tied to the economic conditions in the commercial aviation and defense industries. The aviation industry is cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a wide variety of factors including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Also, since a significant portion of the backlog for commercial customers is scheduled for delivery beyond 2006, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. A reduction in capital spending in the aviation or defense industries could have a significant effect on the sales of our Precision Aerospace product line, which could have an adverse effect on our financial performance or results of operations.
     Additionally, during a downturn in the cyclical aviation industry, there is substantial pressure on suppliers like us from OEMs in the aerospace industry to reduce prices on new orders. We attempt to manage such downward pricing pressure, while trying to preserve our business relationships with our customers, by seeking to reduce our production costs through various measures, including purchasing raw materials and components at lower prices and implementing cost reduction strategies. If we were unable to offset OEM price reductions, our profitability and cash flows could be adversely affected.
     Further, the consolidation and combination of defense or other manufacturers may eliminate customers from the industry and/or put downward pricing pressures on sales of component parts. For example, the consolidation that has occurred in the defense industry in recent years has significantly reduced the overall number of defense contractors in the industry. In addition, if one of our customers is acquired or merged with another entity, the new entity may discontinue using us as a supplier because of an existing business relationship with the acquiring company or because it may be more efficient to consolidate certain suppliers within the newly formed enterprise. The significance of the impact that such consolidation may have on our business is difficult to predict because we do not know when or if one or more of our customers will engage in merger or acquisition activity. However, if such activity involved our material customers it could materially impact our revenues and profitability.
The aerospace industry is highly competitive, and this competition could reduce our profitability or limit our ability to grow.
     The aerospace industry is highly competitive. We compete with many U.S. and non-U.S. companies as well as the in-house manufacturing and service capabilities of large manufacturers, some of which may benefit from lower labor costs than us. We compete primarily based on product qualifications, service and price. Certain competitors are larger than we are or are subsidiaries of larger entities and may be better able to manage costs than us or may have greater financial resources than we have. Due to the competitiveness in the aerospace industry, we may not be able to increase prices for our products to cover increases in our costs, or we may face pressure to reduce prices, which could materially reduce our revenues, gross margin and profitability. Competitive factors, including changes in market penetration, increased price competition and the introduction of new products and technology by existing and new competitors could result in a material reduction in our revenues and profitability.

We may not realize all of the sales expected from our existing Precision Aerospace backlog.
     There is an ongoing risk that aerospace orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs. We consider backlog to be firm customer orders for future delivery. Certain of our customers have the right to terminate, reduce or defer firm orders that we have in backlog. If a customer terminates or reduces firm orders, we are able to invoice for work performed, but our future sales would be adversely affected.
     Also, the realization of sales from new and existing programs of all of our customers is inherently subject to a number of important risks and uncertainties, including whether our customers will execute the launch of product programs on time, or at all, and the number of units that our customers will actually produce.
We maintain a frozen defined benefit pension plan
     Declines in the stock market and prevailing interest rates could cause an increase in our pension benefit expenses in the future and result in reductions in our pension fund asset values and increases in our pension benefit obligations. These changes could cause a significant reduction in our net worth and may require us to make higher cash contributions to our pension plan in the future, which could have a material adverse effect on our cash flow and net income.
Any product liability claims in excess of insurance could adversely affect our financial condition.
     There are potential product liability risks that are inherent in the design, manufacture and sale of certain of our products. While we believe that our liability insurance is adequate to protect us from these liabilities, our insurance may not cover all liabilities. Any material liability not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows.
We depend heavily on our senior management and other key personnel, the loss of whom could materially affect our financial performance and prospects.
     Our business is managed by a small number of key executive officers, including Dominick Pagano, Lou Melluzzo and Glenn Purple. Our future success will depend on, among other things, our ability to keep the services of these executives and to hire other highly qualified employees at all levels. We compete with other potential employers for employees, and we may not be successful in hiring and retaining executives and other skilled employees that we need. Our ability to successfully execute our business strategy, market and develop our products and serve our customers could be adversely affected by a shortage of available skilled employees or executives.
Item 1B. Unresolved Staff Comments.
     None.
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

	Square	Owned or	Principal
Address	Feet	Leased	Activity
1790 New Britain Ave.	47,000	Owned	Manufacturing Design
Farmington, CT. 06032		(1)	engineering services

1798 New Britain Ave.	20,800	Owned	Design and manufacture of spindles
Farmington, CT. 06032		(1)

1806 New Britain Ave.	19,200	Owned	Manufacturing Corporate offices
Farmington, CT. 06032		(1)

21 Spring Lane	44,000	Owned	Manufacturing Warehouse
Farmington, CT 06032		(1) (2)

(1)	Property subject to mortgage securing certain corporate indebtedness.

(2)	A portion of this facility that had been used as warehousing space was reconditioned in the first quarter of 2006 and will be used as manufacturing area
Item 3. Legal Proceedings.
     We are not a party to any material pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Information in response to this item is incorporated herein by reference to “Market Information” on page 3 of our 2005 Annual Report to Shareholders. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Form 10-K
Item 6. Selected Financial Data.
     Information in response to this item is incorporated herein by reference to “Selected Financial Information” on page 3 through 4 of our 2005 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Information in response to this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 4 through 13 of our 2005 Annual Report to Shareholders.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
     Information in response to this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 12 through 13 of our 2005 Annual Report to Shareholders.
Item 8. Financial Statements and Supplementary Data.
     Information in response to this item is incorporated herein by reference to pages 14 through 31 of our 2005 Annual Report to Shareholders.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None
Item 9A. Controls and Procedures.
     Disclosure controls and procedures.
     The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
     There has been no change in the Company’s internal control over financial reporting during the Company’s fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     Information in response to this item is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders (“EDAC’s 2006 Proxy Statement”), which will be filed within 120 days after the end of our fiscal year ended December 31, 2005.
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

Item 11. Executive Compensation.
     Information in response to this item is incorporated herein by reference to “Election of Directors” in EDAC’s 2006 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information in response to this item is incorporated herein by reference to “Security Ownership” in EDAC’s 2006 Proxy Statement.
     The following table sets forth certain information regarding our equity compensation plans as of December 31, 2005.
EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	489,700 (2)	$1.62	730,333 (3)
Total	489,700	$1.62	730,333

(1)	Consists of the following equity compensation plans: the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 2000 Employee Stock Option Plan (the “2000 Plan”) and the 2000-B Employee Stock Option Plan (the “2000-B Plan”), collectively (the “Plans”). Each of the Plans provides for the grant of stock options to any director, officer or employee of the Company or any of its subsidiaries. The 2000 Plan also provides for the grant of stock options to consultants of the Company and its subsidiaries. Each of the Plans is administered by the Compensation Committee of the Company’s Board of Directors. Options are generally granted for a term of ten years. The exercise price of options granted under each of the Plans must not be less than the fair market value of the Company’s common stock on the date of grant. The 1996 Plan, the 1998 Plan, the 2000 Plan and the 2000-B Plan each provide for the issuance of up to 329,500, 330,000, 300,000 and 500,000 shares of common stock, respectively, upon the exercise of options granted under such plans.

(2)	Consists of outstanding options to purchase 82,000 shares under the 1996 Plan, 25,200 shares under the 1998 Plan, 134,000 shares under the 2000 Plan and 248,500 shares under the 2000-B Plan.

(3)	Includes 236,500 shares issuable under the 1996 Plan, 183,400 shares issuable under the 1998 Plan, 134,000 shares issuable under the 2000 Plan and 176,433 shares issuable under the 2000-B Plan.
Item 13. Certain Relationships and Related Transactions.
     There are no related party transactions to report.
Item 14. Principal Accountant Fees and Services.
     Information in response to this item is incorporated herein by reference to “Fees of Independent Auditors” in EDAC’s 2006 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) Documents filed as a part of this report:
1.	Financial Statements.

The financial statements required to be filed by Item 8 hereof have been incorporated by reference to our 2005 Annual Report to Shareholders and consist of the following:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of December 31, 2005 and January 1, 2005.

Consolidated Statements of Operations—Fiscal Years Ended December 31, 2005, January 1, 2005 and January 3, 2004.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)-Fiscal Years Ended December 31, 2005, January 1, 2005 and January 3, 2004.

Consolidated Statements of Cash Flows-Fiscal Years Ended December 31, 2005, January 1, 2005 and January 3, 2004.

Notes to Consolidated Financial Statements.
2.	Financial Statement Schedule.

The following financial statement schedule of EDAC is required to be filed by Item 8 hereof and paragraph (c) below:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

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
We have audited the consolidated financial statements of EDAC Technologies Corporation and subsidiaries (the “Company”) as of December 31, 2005 and January 1, 2005, and for each of the years in the three-year period ended December 31, 2005, and have issued our report thereon dated March 3, 2006, such consolidated financial statements and report are included in the Company’s annual report to shareholders for the fiscal year ended December 31, 2005 and are incorporated herein by reference. Our audit also included the financial statement schedule of the Company, listed in item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as of December 31, 2005 and January 1, 2005, and for each of the years in the three-year period ended December 31, 2005, taken as a whole, presents fairly, in all material respects, the information set forth therein.
                                                   /s/ Carlin, Charron & Rosen LLP
Glastonbury, Connecticut
March 3, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
EDAC TECHNOLOGIES CORPORATION AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
	Balance at Beginning	Charged to Costs	Charged to Other	Deductions		Balance at End
DESCRIPTION	of Year	and Expenses	Accounts-Describe	Describe		of Year
YEAR ENDED DECEMBER 31, 2005:
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts receivable	$234,187	$46,147	$0	$96,147	(1)	$184,187

Allowance for excess and obsolete inventories	668,020	59,000	0	46,278	(2)	680,742

Allowance for deferred tax assets	1,506,000	0	0	1,506,000	(3)	0

YEAR ENDED JANUARY 1, 2005:
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts receivable	234,187	762	0	762	(1)	234,187

Allowance for excess and obsolete inventories	699,689	25,000	0	56,669	(2)	668,020

Allowance for deferred tax assets	2,938,000	0	0	1,432,000	(3)	1,506,000

YEAR ENDED JANUARY 3, 2004:
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts receivable	272,815	0	0	38,628	(1)	234,187

Allowance for excess and obsolete inventories	766,394	0	0	66,705	(2)	699,689

Allowance for deferred tax assets	6,177,000	0	0	3,239,000	(3)	2,938,000

(1)	Write-off of specific accounts receivable.

(2)	Disposition of inventory reserved against.

(3)	Reductions credited to income tax expense

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION

BY	/s/Dominick A. Pagano

Dominick A. Pagano
President and Chief Executive Officer

Date: March 21, 2006
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

Signatures	Title	Date

/s/ Dominick A. Pagano	President, Chief Executive	March 21, 2006

Dominick A. Pagano	Officer and Director (Principal Executive Officer)

/s/ Glenn L. Purple	Chief Financial Officer, Vice President—Finance and Secretary (Principal Financial and Accounting Officer)	March 21, 2006

Glenn L. Purple

/s/Joseph P. Lebel	Director	March 21, 2006

Joseph P. Lebel

/s/Stephen J. Raffay	Director	March 18, 2006

Stephen J. Raffay

Signatures	Title	Date

/s/ Ross C. Towne	Director	March 21, 2006

Ross C. Towne

/s/ Daniel C. Tracy	Director, Chairman of the Board	March 18, 2006

Daniel C. Tracy

     EXHIBIT INDEX

Exhibit
Number

3.1	EDAC’s Amended and Restated Articles of Incorporation	(1)

3.2	EDAC’s Amended and Restated By-Laws	(6)

4.1	EDAC’s Amended and Restated Articles of incorporation	(1)

4.2	Sections of EDAC’s By-Laws	(6)

10.1	Gros-Ite division Pension Plan	(1)

10.2	EDAC Technologies Corporation 1996 Stock Option Plan	(2)

10.3	EDAC Technologies Corporation 1998 Stock Option Plan	(3)

10.4	EDAC Technologies Corporation 2000 Stock Option Plan	(4)

10.5	EDAC Technologies Corporation 2000-B Stock Option Plan	(4)

10.6	Loan Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(5)

10.7	Commercial Mortgage Note dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(5)

10.8	Open-End Mortgage Deed and Security Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(5)

10.9	Environmental Indemnification Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(5)

10.10	Form of Agreements regarding Indemnification between EDAC and each of its directors and executive officers.	(7)

10.11	Note and Mortgage Modification Agreement by and between EDAC and Farmington Savings Bank dated October 15, 2003	(8)

10.12	Loan Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.	(9)

Exhibit
Number

10.13	Term Note by and between EDAC, Apex and Banknorth N.A dated March 5, 2004.	(9)

10.14	Open-End Mortgage, Commercial Mortgage, Security Agreement and Assignment of Leases and Rents by and between Banknorth N.A and EDAC dated March 5, 2004.	(9)

10.15	Open-End Mortgage, Commercial Mortgage, Security Agreement and Assignment of Leases and Rents by and between Apex and Banknorth N.A dated March 5, 2004.	(9)

10.16	Hazardous Substance Certificate and Indemnification Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.	(9)

10.17	Credit Agreement dated as of January 3, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and Banknorth, N.A.	(10)

10.18	Security Agreement dated as of January 3, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and Banknorth, N.A.	(10)

10.19	Open-End Mortgage Deed dated as of January 3, 2005 by and between EDAC and Banknorth, N.A.	(10)

10.20	Open-End Mortgage Deed dated as of January 3, 2005 by and between Apex and Banknorth, N.A.	(10)

10.21	Borrower’s Environmental Indemnification dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(10)

10.22	Revolving Credit Note dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(10)

10.23	Term Loan Note dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(10)

10.24	Equipment Loan Note dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(10)

10.25	Amended and Restated Employment Agreement dated as of February 13, 2005 between EDAC and Dominick Pagano	(11)

10.26	Change in Terms Agreement dated August 23, 2005, changing the Revolving Credit note and the Credit Agreement by and between EDAC and TD Banknorth, N.A.	(12)

Exhibit
Number

10.27	Change in Terms Agreement dated August 23, 2005, changing the Equipment Loan Note and Credit Agreement by and between EDAC and TD Banknorth, N.A.	(12)

10.28	Promissory Note dated as of December 28, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(13)

10.29	Commercial Security Agreement dated as of December 28, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(13)

11	Earnings per share information has been incorporated by reference to EDAC’s 2005 Annual Report to Shareholders

13*	EDAC’s 2005 Annual Report to Shareholders (except for the information thereof expressly incorporated by reference in this Form 10-K, the Annual Report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed “filed” as part of this Form 10-K).

14	EDAC Technologies Corporation Code of Ethics	(8)

21*	Subsidiaries

23.1*	Consent of Carlin, Charron & Rosen, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission File No. 2-99491, Amendment No. 1.

(2)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(3)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 2, 1999.

(4)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.

(5)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(6)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated February 19, 2002.

(7)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 30, 2002.

(8)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.

(9)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated April 3, 2004.

(10)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated January 3, 2005.

(11)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated February 1, 2005.

(12)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated October 1, 2005.

(13)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2005.

*	Filed herewith