Form 10-Q
period 2006-04-01
EDAC TECHNOLOGIES CORP
filed 2006-05-05
CIK 772572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                        ---                   ---                       ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X .
    ---      ---

     On April 25, 2006 there were outstanding 4,506,770 shares of the registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             April 1,    December 31,
                                               2006          2005
                                           (Unaudited)     (Audited)
                                           -----------   -----------
ASSETS

CURRENT ASSETS:
   Cash                                    $ 1,817,258    $ 2,468,964
   Trade accounts receivable, (net of
      allowance for doubtful accounts of
      $184,000 as of April 1, 2006 and
      December 31, 2005)                     6,641,032      5,587,305
   Inventories, net                          4,059,222      4,296,839
   Prepaid expenses and other                  270,801         81,210
   Refundable income taxes                      54,984         54,984
   Deferred income taxes                       769,864        769,864
                                           -----------    -----------
      TOTAL CURRENT ASSETS                  13,613,161     13,259,166
                                           -----------    -----------
PROPERTY, PLANT, AND EQUIPMENT              28,852,023     27,829,014
   less-accumulated depreciation            19,350,155     18,861,156
                                           -----------    -----------
                                             9,501,868      8,967,858
                                           -----------    -----------
DEFERRED INCOME TAXES                        1,440,989      1,440,989
                                           -----------    -----------
OTHER ASSETS                                   103,124        108,833
                                           -----------    -----------
   TOTAL ASSETS                            $24,659,142    $23,776,846
                                           ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               April 1,    December 31,
                                                 2006          2005
                                             (Unaudited)     (Audited)
                                             -----------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt         $ 1,552,472   $ 1,404,053
   Trade accounts payable                      2,991,476     2,427,866
   Accrued employee compensation and
      amounts withheld                         1,297,621     1,397,897
   Other accrued expenses                        572,405       706,861
   Customer advances                              68,776       284,671
                                             -----------   -----------
      TOTAL CURRENT LIABILITIES                6,482,750     6,221,348
                                             -----------   -----------
LONG-TERM DEBT,
   less current portion                        8,107,246     7,791,530
                                             -----------   -----------
OTHER LONG-TERM LIABILITIES                      965,823       965,823
                                             -----------   -----------
SHAREHOLDERS' EQUITY:
   Common stock, par value $.0025 per
      share; 10,000,000 shares authorized;
      issued - 4,506,770 on April 1, 2006
      and 4,504,270 on December 31, 2005          11,267        11,261
   Additional paid-in capital                  9,464,928     9,452,525
   Retained earnings                           1,309,553     1,016,784
                                             -----------   -----------
                                              10,785,748    10,480,570
   Less: accumulated other comprehensive
      loss                                     1,682,425     1,682,425
                                             -----------   -----------
      TOTAL SHAREHOLDERS' EQUITY               9,103,323     8,798,145
                                             -----------   -----------
   TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                 $24,659,142   $23,776,846
                                             ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                   For the quarter ended
                                  -----------------------
                                   April 1,     April 2,
                                     2006         2005
                                  ----------   ----------
Sales                             $9,595,579   $8,016,174
Cost of sales                      7,970,934    6,668,892
                                  ----------   ----------
   Gross profit                    1,624,645    1,347,282
Selling, general and
   administrative expenses         1,013,865      726,891
                                  ----------   ----------
   Income from operations            610,780      620,391
Non-operating income (expense):
   Interest expense                 (153,399)    (160,335)
   Gain on debt forgiveness               --      750,000
   Other                              14,388       13,646
                                  ----------   ----------
   Income before income taxes        471,769    1,223,702
Provision for income taxes           179,000      261,000
                                  ----------   ----------
   Net income                     $  292,769   $  962,702
                                  ==========   ==========
Income per share data (Note A):
   Basic income per share         $     0.06   $     0.22
                                  ==========   ==========
   Diluted income per share       $     0.06   $     0.20
                                  ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               For the three
                                                months ended
                                          -----------------------
                                            April 1,     April 2,
                                              2006         2005
                                          -----------   ---------
Operating Activities:
   Net income                             $   292,769   $ 962,702
   Adjustments to reconcile net income
      to net cash (used in) provided by
      operating activities:
      Depreciation and amortization           494,708     506,991
      Gain on debt forgiveness                     --    (750,000)
      Gain on sale of property,
         plant & equipment                         --     (10,000)
      Stock compensation cost                   9,185          --
      Excess tax benefit from
         share-based compensation              (2,000)         --
   Changes in working capital items          (892,718)   (298,155)
                                          -----------   ---------
      Net cash (used in) provided by
         operating activities                 (98,056)    411,538
                                          -----------   ---------
Investing Activities:
   Additions to property, plant
      and equipment                        (1,023,009)   (352,214)
   Proceeds from sale of property,
      plant and equipment                          --      10,000
                                          -----------   ---------
      Net cash used in investing
         activities                        (1,023,009)   (342,214)
                                          -----------   ---------
Financing Activities:
   Increase in revolving
      line of credit                               --      19,445
   Repayments of long-term debt              (354,742)   (273,098)
   Borrowing on long-term debt                818,877          --
   Deferred loan fees                              --     (69,167)
   Proceeds from exercise of options
      and issuance of common stock              3,224      20,250
   Excess tax benefit from
      share-based compensation                  2,000          --
                                          -----------   ---------
      Net cash provided by (used in)
         financing activities                 469,359    (302,570)
                                          -----------   ---------
Decrease in cash                             (651,706)   (233,246)
Cash at beginning of period                 2,468,964     549,198
                                          -----------   ---------
Cash at end of period                     $ 1,817,258   $ 315,952
                                          ===========   =========
Supplemental Disclosure of
   Cash Flow Information:
      Interest paid                       $   153,399   $ 188,678
      Income taxes paid (refunded)            105,025    (299,387)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 1, 2006

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow moving and has provided a full reserve for these parts. As of April 1, 2006 and December 31, 2005, inventories consisted of the following:

                                   April 1,    December 31,
                                     2006          2005
                                  ----------   ------------
Raw materials                     $  910,096    $  998,300
Work-in-progress                   2,837,970     2,880,942
Finished goods                       991,898     1,098,339
                                  ----------    ----------
                                   4,739,964     4,977,581
Reserve for excess and obsolete     (680,742)     (680,742)
                                  ----------    ----------
Inventories, net                  $4,059,222    $4,296,839
                                  ==========    ==========

Income per share: The number of shares used in the income per common share computations for the three month periods ended April 1, 2006 and April 2, 2005 are as follows:

                                       For the quarter ended
                                       ---------------------
                                        April 1,    April 2,
                                          2006        2005
                                       ---------   ---------
Basic:
   Average common shares outstanding   4,506,145   4,459,203
Diluted:
   Dilutive effect of stock options      285,590     259,026
                                       ---------   ---------
   Average common shares diluted       4,791,735   4,718,229
                                       =========   =========
Options excluded since anti-dilutive      92,000      42,000
                                       =========   =========

Comprehensive Income: Comprehensive income is the same as net income for the three month period ended April 1, 2006 and April 2, 2005, since the valuation used in connection with determining the amount of the change in the Company's minimum pension liability is determined at the end of the year.

New Accounting Standards: In September 2005, the Financial Accounting Standards Board (FASB) issued a Proposed Statement of Financial Accounting Standards which amends FASB Statement No. 128, "Earnings per Share". The proposed statement would be effective in the second quarter of 2006 and is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. We have evaluated the proposed statement as presently drafted and have determined that if adopted in its current form it would not have a significant impact on the computation of our earnings per share.

NOTE B - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, ("SFAS 123R") "Share-Based Payment," which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure". The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this application, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The majority of our share-based compensation arrangements vest over three years. The Company expenses its share-based compensation under the straight-line method.

The following table presents share-based compensation expenses for continuing operations included in the Company's unaudited condensed consolidated statements of operations:

                                              THREE MONTHS ENDED
                                                 APRIL 1, 2006
                                              ------------------
Selling, general and administrative                 $9,185
                                                    ------
Share-based compensation expense before tax          9,185
Income tax benefit                                   3,490
                                                    ------
Net share-based compensation expense                $5,695
                                                    ------

Basic and diluted earnings per share for the quarter ended April 1, 2006 would have been $0.07 and $0.06, respectively, if the Company had not adopted FAS 123(R), compared to reported basic and diluted earnings per share of $0.06.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for the options (excess tax benefits) to be classified as financing cash flows. The $2,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during the three months ended April 1, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                 THREE MONTHS ENDED
                                    APRIL 1, 2006
                                 ------------------
Expected option term (1)               6 years
Expected volatility factor (2)           36%
Risk-free interest rate (3)             4.3%
Expected annual dividend yield            0%

(1) The option term was determined using the simplified method for estimating expected option life, which qualify as "plain-vanilla" options.

(2) The stock volatility for each grant is measured using the weighted average of historical monthly price changes of the Company's common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3) The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company did not recognize compensation expense for employee share-based awards for the three months ended April 2, 2005, when the exercise price of the Company's employee stock awards equaled the market price of the underlying stock on the date of grant.

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" through disclosure only. The following table illustrates the effects on net income and earnings per share for the three months ended April 2, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

                                                            THREE MONTHS ENDED
                                                               APRIL 2, 2005
                                                            ------------------
Net income as reported:                                          $962,702
Stock-based compensation expense included in reported net
   income under APB 25                                                 --
Stock-based compensation expense that would have been
   included in reported net income if the fair value
   provisions of FAS 123 had been applied to all awards             1,906
                                                                 --------
Pro forma net income                                             $960,796
                                                                 --------
Income per share:
Basic - as reported                                              $   0.22
   --  pro forma                                                     0.22
Diluted - as reported                                            $   0.20
   -- pro forma                                                      0.20

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                 THREE MONTHS ENDED
                                    APRIL 2, 2005
                                 ------------------
Expected option term                   3 years
Expected volatility factor                79.6%
Risk-free interest rate                    3.9%
Expected annual dividend yield               0%

STOCK INCENTIVE PLANS

The Company has issued stock options from the 1996 Stock Option Plan, the 1998 Employee Stock Option Plan, the 2000 Employee Stock Option Plan and the 2000-B Employee Stock Option Plan. The terms of the options and vesting requirements shall be for such period as the Compensation Committee designates. The option price is not less than the fair market value of the shares on the date of the grant.

As of April 1, 2006, 725,333 shares were reserved for future issuance for stock options including 236,500 shares for the 1996 Stock Option Plan, 183,400 shares for the 1998 Employee Stock Option Plan, 134,000 shares for the 2000 Employee Stock Option Plan, and 171,433 shares for the 2000-B Employee Stock Option Plan.

Stock option activity under all of the Company's stock plans since December 31, 2005 is summarized as follows:

                                   NUMBER OF   WEIGHTED AVERAGE
                                     SHARES     EXERCISE PRICE
                                   ---------   ----------------
Outstanding at December 31, 2005    489,700          $1.62
                                    -------          -----
Options granted                       5,000           3.92
Options exercised                    (2,500)          1.29
Options canceled                         --             --
                                    -------          -----
Outstanding at April 1, 2006        492,200          $1.65
                                    -------          -----

The following table summarizes information about stock options outstanding at April 1, 2006:

                                   OPTIONS OUTSTANDING              VESTED OPTIONS
                           ----------------------------------   ----------------------
                                          WEIGHTED
                                          AVERAGE    WEIGHTED                 WEIGHTED
                            NUMBER OF    REMAINING    AVERAGE                  AVERAGE
                              SHARES      CONTRACT   EXERCISE      NUMBER     EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING      LIFE       PRICE    EXERCISABLE     PRICE
------------------------   -----------   ---------   --------   -----------   --------
$0.51--$1.00                 240,200        5.7        $0.70    240,200         $0.70
$1.01--$2.00                 105,000        5.6        $1.34     92,498         $1.32
$2.01--$5.91                 147,000        4.8        $3.42     97,000         $3.45
                             -------        ---        -----    -------         -----
$0.51--$5.91                 492,200        5.4        $1.65    429,698         $1.45
                             -------        ---        -----    -------         -----

The aggregate intrinsic value of outstanding options as of April 1, 2006 was $1,060,883. The intrinsic value of options exercised during the period was $6,025. The intrinsic value of options vested during the period was $2,166.

The following table summarizes the status of the Company's non-vested shares since December 31, 2005:

                                    NON-VESTED OPTIONS
                                  ----------------------
                                               WEIGHTED
                                  NUMBER OF     AVERAGE
                                    SHARES    FAIR VALUE
                                  ---------   ----------
NON-VESTED AT DECEMBER 31, 2005    58,335        $1.36
Granted                             5,000         1.68
Vested                               (833)        0.42
Forfeited                              --           --
                                   ------
NON-VESTED AT APRIL 1, 2006        62,502        $1.40
                                   ------

As of April 1, 2006, there was $77,765 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company's stock plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Cash received from option exercises under all share based payment arrangements for the quarter ended April 1, 2006 was $3,224. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $2,000.

NOTE C -- FINANCING ARRANGEMENTS

Notes payable and long-term debt consist of the following:

                                            April 1,      December 31,
                                              2006            2005
                                           ----------     ------------
Equipment line of credit (1)               $  818,877      $       --
Term loans payable to Banknorth N.A.        4,584,163       4,843,765
Mortgage loan payable to Banknorth N.A.     1,573,169       1,584,876
Mortgage loan payable to bank (2)           1,767,656       1,783,642
Equipment notes payable                        14,572          16,099
Capital lease obligations                     901,281         967,201
                                           ----------      ----------
                                            9,659,718       9,195,583
Less - current portion of long-term debt    1,552,472(1)    1,404,053
                                           ----------      ----------
                                           $8,107,246      $7,791,530
                                           ==========      ==========

(1) On March 30, 2006, the Company borrowed $818,877 under its equipment line of credit with TD Banknorth N.A. to finance the purchase price of recently acquired equipment. On April 6, 2006, the Company converted the borrowing into a term note which is payable in 60 payments of $16,338 including interest at 7.21%. The classification of current and long-term debt as of April 1, 2006 was determined in the accompanying condensed consolidated balance sheet after consideration of this April 6, 2006 conversion.

(2) The mortgage provides that the payment will be adjusted by the bank every 5 years commencing on March 1, 2006 to reflect interest at the Five year Federal Home Loan Bank "Classic Credit Rate" plus 2.75%. On March 1 2006, the interest rate was adjusted by the bank to 7.625%.

NOTE D - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic benefit cost (in thousands):

                                           For the quarter ended
                                           ---------------------
                                            April 1,   April 2,
                                              2006       2005
                                            --------   --------
Components of net periodic benefit cost:
   Interest cost                              $ 85       $ 89
   Expected return on plan assets              (81)       (74)
   Amortization of actuarial loss               28         35
                                              ----       ----
   Net periodic pension expense               $ 32       $ 50
                                              ====       ====

Company contributions paid to the plan for the three month period ended April 1, 2006 totaled $71,564.

NOTE E - INCOME TAXES

The current provision for the three month period ended April 1, 2006, was calculated using an effective rate of 38%. The current provision for the three month period ended April 2, 2005, was calculated using an effective rate of $21.3% which reflects the alternative minimum tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales.

Sales to the Company's principal markets are as follows (in thousands):

                             For the quarter ended
                             ---------------------
                              April 1,   April 2,
                                2006       2005
                              --------   --------
Aerospace customers ......     $5,870     $3,619
Non-aerospace customers ..      3,726      4,397
                               ------     ------
                               $9,596     $8,016
                               ======     ======

The Company's sales increased $1,580,000, or 19.7%, for the three months ended April 1, 2006, as compared to the three month period ended April 2, 2005. Sales to aerospace customers increased $2,251,000, or 62.2%, for the three months ended April 1, 2006 as compared to the three month period ended April 2, 2005, due to the increase in shipments of commercial jet engine parts. Sales to non-aerospace customers decreased $671,000, or 15.3% for the three months ended April 1, 2006, as compared to the three month period ended April 2, 2005, primarily due to decreased demand from a customer in the consumer products industry.

Sales and sales increases (decrease) by product line for the three month period ended April 1, 2006 compared to the three month period ended April 2, 2005 were as follows (in thousands):

                       For the Three Months Ended
                      ---------------------------
                      Apr. 1,   Apr. 2,
Product Line            2006      2005     Change
-------------         -------   -------   -------
Apex Machine Tool      $4,843    $5,022   $ (179)
Precision Aerospace     3,615     2,028    1,587
Gros-Ite Spindles       1,138       966      172
                       ------    ------   ------
   Total               $9,596    $8,016   $1,580
                       ======    ======   ======

Sales for the Apex Machine Tool product line decreased $179,000, or 3.6%, for the three months ended April 1, 2006, as compared to the three month period ended April 2, 2005. This decrease was due to decreased demand on certain tooling programs from a customer in the consumer products industry, partially offset by an increase in demand for tooling from aerospace customers. Based on projections from this consumer products customer for the remainder of 2006, the Company anticipates a steady demand but at a reduced level from 2005. Based on projections from its other customers, the Company anticipates a continuation of the demand from such customers for the remainder of 2006 for its Apex Machine Tool product line.

Sales for the Precision Aerospace product line increased $1,587,000, or 78.3%, for the three months ended April 1, 2006, as compared to the three month period ended April 2, 2005. The increase was due to increased shipments of jet engine parts to its major aerospace customers. The Company's sales backlog for Precision Aerospace increased by $3.9 million from December 31, 2005 to April 1, 2006. The Company believes that aerospace industry demand for large commercial engines will continue to increase. The Company has two $500,000 machines on order for delivery in the 2nd to 3rd quarter of 2006 to increase its machining capacity for large commercial jet engine parts.

Sales for the Gros-Ite Spindles product line increased $172,000, or 17.8%, for the three months ended April 1, 2006, as compared to the three month period April 2, 2005. The increase in sales was due to increased demand for new spindles, as well as the increased demand for the repair of all brands of spindles. The Company believes that the increased demand will continue for the remainder of 2006, based on indications from its customers.

As of April 1, 2006, sales backlog was approximately $25,000,000 compared to $21,700,000 as of December 31, 2005. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $14,800,000 of its April 1, 2006 backlog during the remainder of the 2006 fiscal year. The remaining $10,200,000 of backlog is deliverable in fiscal year 2007 and beyond.

Cost of Sales. Cost of sales as a percentage of sales decreased to 83.1% from 83.2%, for the three months ended April 1, 2006, compared to the three month period ended April 2, 2005. The decrease was due primarily to (i) sales levels increasing in 2006 at a higher rate than manufacturing costs due to the fixed element of certain manufacturing costs and (ii) improved production management resulting in increased production efficiency and cost control.

Selling, General & Administrative Expenses. Selling, general and administrative expenses increased approximately $287,000, or 39.5%, for the three months ended April 1, 2006, as compared to the three month period ended April 2, 2005. The increase in these costs was mainly the result $226,000 of costs associated with expansion of our manufacturing capacity by approximately 24,000 square feet and other non-recurring expenses.

Additionally, there were increases in professional expense and sales salaries expense.

Interest Expense. Interest expense decreased approximately $7,000, or 4.3%, for the three months ended April 1, 2006, as compared to the three month period ended April 2, 2005. This decrease was due to lower debt levels partially offset by increased interest rates.

Income Taxes. The current provision for the three month period ended April 1, 2006, was calculated using an effective rate of 38.0%. The current provision for the three month period ended April 2, 2005, reflects the alternative minimum tax at 21.3%.

Liquidity and Capital Resources.

Net cash used in operating activities of $98,000 for the three months ended April 1, 2006 resulted primarily from an increase in accounts receivable and decreases in accrued liabilities and customer advances partially offset by cash earnings and an increase in accounts payable.

Net cash used in investing activities of $1,023,000 for the three months ended April 1, 2006, consisted of expenditures primarily for machinery and equipment.

Net cash provided by financing activities of $469,000 for the three months ended April 1, 2006, resulted from a borrowing for machinery & equipment financing partially offset by the repayment of long-term bank debt.

Net cash provided by operating activities of $412,000 for the three months ended April 2, 2005 resulted primarily from cash earnings, a decrease in accounts receivable and the collection of refundable income taxes partially offset by an increase in inventory and prepaid expenses and decreases in accounts payable and customer advances. Accounts receivable decreased $561,000 since January 1, 2005 due to the collection of several large contracts delivered in December 2004, while accounts payable decreased $402,000 reflecting slightly quicker payments. Customer advances decreased $279,000 since January 1, 2005, due to shipment on certain large contracts in the first quarter of 2005.

Net cash used in investing activities of $342,000 for the three months ended April 2, 2005, consisted of expenditures for machinery and computer equipment.

Net cash used in financing activities of $303,000 for the three months ended April 2, 2005, resulted from repayments of debt with cash generated from operating activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management's Discussion and Analysis and Note A to the Consolidated Financial

Statements in the Company's Annual Report, incorporated by reference in Form 10-K for the Company's fiscal year 2005, describe the significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates.

Accounts receivable- The Company evaluates its allowance for doubtful accounts by considering the age of each invoice, the financial strength of the customer, the customer's past payment record and subsequent payments.

Inventories- The Company has specifically identified certain inventory as obsolete or slow moving and provided a full reserve for these parts. The assumption is that these parts may not be sold. The assumptions and the resulting reserve have been accurate in the past, and are not likely to change materially in the future.

Stock-Based Compensation Expense- Effective January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these assumptions can materially affect the measure of estimated fair value of our share-based compensation.

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

Income Taxes - The Company recognizes deferred tax assets when, based upon available evidence, realization is more likely than not.

All statements other than historical statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, statements about the Company's bank agreements, statements about the Company's backlog, statements about the Company's action to improve operating performance, and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company's products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company's competitors; the Company's ability to effectively use business-to-business tools on the Internet to improve operating results; the adequacy of the Company's revolving credit facility and other sources of capital; and other factors discussed in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk related to its notes payable and long-term debt is the primary source of financial market risk to the Company.

The interest rate risk is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. The Company's only variable rate debt instruments are the revolving line of credit and the equipment line of credit. A hypothetical increase of 1% in the interest rate would have no effect on the revolving line of credit since the current balance is $0 and the equipment line of credit balance was converted to a fixed rate term note on April 6, 2006.

The Company also maintains two mortgage loans at fixed interest rates, however, the interest rates are adjusted every five years to reflect a current index rate plus certain percentages. See Note C to the Condensed Consolidated Financial Statements. A hypothetical increase of 1% in the interest rate at the March 2011 adjustment date for the first mortgage will increase annual interest expense at that time by approximately $14,000. A hypothetical increase of 1% in the interest rate at the April 2009 adjustment date for the Banknorth N.A. mortgage will increase annual interest expense at that time by approximately $14,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure and procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 1, 2006 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Change in internal controls

No changes in the Company's internal control over financial reporting occurred during the three months ended April 1, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS

     3.1* EDAC's Amended and Restated Articles of Incorporation

     3.2* EDAC's Amended and Restated By-laws

     10.1* Promissory Note dated as of April 4, 2006 by and among EDAC, Apex,
          Gros-Ite and TD Banknorth, N.A.

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

                                        EDAC TECHNOLOGIES CORPORATION


May 5, 2006                             By /s/ Glenn L. Purple
                                           -------------------------------------
                                           Glenn L. Purple, Chief Financial
                                           Officer and duly authorized officer

                                  EXHIBIT INDEX

NUMBER                                 DESCRIPTION
------                                 -----------
 3.1     EDAC's Amended and Restated Articles of Incorporation (1)

 3.2     EDAC's Amended and Restated By-laws (2)

10.1     Promissory Note dated as of April 4, 2006 by and among EDAC, Apex,
         Gros-Ite and TD Banknorth, N.A. (3)

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

(2) Exhibit incorporated by reference to the Company's Report on Form 8-K dated February 19, 2002.

(3) Exhibit incorporated by reference to the Company's Report on Form 8-K dated April 5, 2006.

*    Filed herewith.