Form 10-Q
period 2006-07-01
EDAC TECHNOLOGIES CORP
filed 2006-08-02
CIK 772572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

          On July 24, 2006 there were outstanding 4,518,437 shares of the registrant's Common Stock, $0.0025 par value per share.

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                          July 1,     December 31,
                                            2006          2005
                                        (Unaudited)     (Audited)
                                        -----------   ------------
ASSETS

CURRENT ASSETS:
   Cash                                 $ 1,298,358    $ 2,468,964
   Trade accounts receivable, (net of
      allowance for doubtful accounts
      of $184,000 as of July 1, 2006
      and December 31, 2005)              6,752,311      5,587,305
   Inventories, net                       4,223,000      4,296,839
   Prepaid expenses and other               223,666         81,210
   Refundable income taxes                   54,984         54,984
   Deferred income taxes                    695,864        769,864
                                        -----------    -----------
      TOTAL CURRENT ASSETS               13,248,183     13,259,166
                                        -----------    -----------
PROPERTY, PLANT, AND EQUIPMENT           29,461,561     27,829,014
   less-accumulated depreciation         19,625,944     18,861,156
                                        -----------    -----------
                                          9,835,617      8,967,858
                                        -----------    -----------
DEFERRED INCOME TAXES                     1,440,989      1,440,989
                                        -----------    -----------
OTHER ASSETS                                 97,415        108,833
                                        -----------    -----------
   TOTAL ASSETS                         $24,622,204    $23,776,846
                                        ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                          July 1,     December 31,
                                            2006          2005
                                        (Unaudited)     (Audited)
                                        -----------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt    $ 1,573,719    $ 1,404,053
   Trade accounts payable                 2,981,258      2,427,866
   Accrued employee compensation
      and amounts withheld                1,391,672      1,397,897
   Other accrued expenses                   411,866        706,861
   Customer advances                         61,462        284,671
                                        -----------    -----------
      TOTAL CURRENT LIABILITIES           6,419,977      6,221,348
                                        -----------    -----------
LONG-TERM DEBT,
   less current portion                   7,702,900      7,791,530
                                        -----------    -----------
OTHER LONG-TERM LIABILITIES                 965,823        965,823
                                        -----------    -----------

SHAREHOLDERS' EQUITY:
   Common stock, par value $.0025 per
      share; 10,000,000 shares
      authorized; issued - 4,518,437
      on July 1, 2006 and 4,504,270
      on December 31, 2005                   11,296         11,261
   Additional paid-in capital             9,481,049      9,452,525
   Retained earnings                      1,723,584      1,016,784
                                        -----------    -----------
                                         11,215,929     10,480,570
   Less: accumulated other
      comprehensive loss                  1,682,425      1,682,425
                                        -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY          9,533,504      8,798,145
                                        -----------    -----------
   TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                            $24,622,204    $23,776,846
                                        ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    For the three               For the six
                                                     months ended               months ended
                                               -----------------------   -------------------------
                                                 July 1,      July 2,      July 1,       July 2,
                                                  2006         2005          2006          2005
                                               ----------   ----------   -----------   -----------
Sales                                          $9,580,774   $8,899,338   $19,176,353   $16,915,512
Cost of sales                                   7,816,023    7,363,611    15,786,957    14,032,503
                                               ----------   ----------   -----------   -----------
   Gross profit                                 1,764,751    1,535,727     3,389,396     2,883,009
Selling, general and administrative expenses      970,278      845,891     1,984,143     1,572,782
                                               ----------   ----------   -----------   -----------
   Income from operations                         794,473      689,836     1,405,253     1,310,227

Non-operating income (expense):
   Interest expense                              (165,076)    (161,056)     (318,475)     (321,391)
   Gain on debt forgiveness                            --           --            --       750,000
   Other income                                    41,634           --        56,022        13,646
                                               ----------   ----------   -----------   -----------
   Income before income taxes                     671,031      528,780     1,142,800     1,752,482
Provision for (benefit from) income taxes         257,000     (787,000)      436,000      (526,000)
                                               ----------   ----------   -----------   -----------
   Net income                                  $  414,031   $1,315,780   $   706,800   $ 2,278,482
                                               ==========   ==========   ===========   ===========
Income per share data (Note A):
   Basic                                       $     0.09   $     0.29   $      0.16   $      0.51
                                               ==========   ==========   ===========   ===========
   Diluted                                     $     0.09   $     0.27   $      0.15   $      0.48
                                               ==========   ==========   ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EDAC TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               For the six months ended
                                               ------------------------
                                                 July 1,       July 2,
                                                   2006         2005
                                               -----------   ----------
Operating Activities:
   Net income                                  $   706,800   $2,278,482
   Adjustments to reconcile net income to
      net cash provided by operating
      activities:
      Depreciation and amortization              1,019,688      968,982
      Gain on debt forgiveness                          --     (750,000)
      Deferred income taxes                         74,000     (900,000)
      Gain on sale of property, plant &
         equipment                                 (25,540)     (10,000)
      Stock compensation cost                       18,401           --
      Excess tax benefit from share-based
         compensation                               (4,000)          --
   Changes in working capital items             (1,204,660)     307,043
                                               -----------   ----------
      Net cash provided by operating
         activities                                584,689    1,894,507
                                               -----------   ----------

Investing Activities:
   Additions to property, plant and
      equipment                                 (1,900,889)    (925,609)
   Proceeds from sale of property, plant and
      equipment                                     50,400       10,000
                                               -----------   ----------
      Net cash used in investing
         activities                             (1,850,489)    (915,609)
                                               -----------   ----------

Financing Activities:
   Increase in revolving line of credit                 --     (580,555)
   Repayments of long-term debt                   (737,841)    (549,792)
   Borrowing on long-term debt                     818,877      435,457
   Deferred loan fees                                   --      (69,167)
   Proceeds from exercise of options and
      issuance of common stock                      10,158       37,525
   Excess tax benefit from share-based
      compensation                                   4,000           --
                                               -----------   ----------
      Net cash provided by (used in)
         financing activities                       95,194     (726,532)
                                               -----------   ----------
(Decrease)/increase in cash                     (1,170,606)     252,366
Cash at beginning of period                      2,468,964      549,198
                                               -----------   ----------
Cash at end of period                          $ 1,298,358   $  801,564
                                               ===========   ==========

Supplemental Disclosure of Cash Flow
Information:
   Interest paid                               $   318,475   $  349,734
   Income taxes paid (refunded)                    316,025     (299,387)
Non-Cash Transaction:
   Capital lease obligation and equipment
      financing                                         --       19,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 1, 2006

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow moving and has provided a full reserve for these parts. As of July 1, 2006 and December 31, 2005, inventories consisted of the following:

                       July 1,    December 31,
                        2006          2005
                     ----------   ------------
Raw materials        $1,368,783    $  998,300
Work-in-progress      2,428,384     2,880,942
Finished goods        1,101,331     1,098,339
                     ----------    ----------
                      4,898,498     4,977,581
Reserve for excess
   and obsolete        (675,498)     (680,742)
                     ----------    ----------
Inventories, net     $4,223,000    $4,296,839
                     ==========    ==========

Income per share: The number of shares used in the income per common share computations for the three and six month periods ended July 1, 2006 and July 2, 2005 are as follows:

                           For the three months ended   For the six months ended
                           --------------------------   ------------------------
                               July 1,     July 2,         July 1,     July 2,
                                 2006        2005            2006        2005
                              ---------   ---------       ---------   ---------
Basic:
   Average common
      shares outstanding      4,515,104   4,494,870       4,511,175   4,477,037
Diluted:
   Dilutive effect of
      stock options             285,792     296,373         284,934     268,170
                              ---------   ---------       ---------   ---------
   Average common
      shares diluted          4,800,896   4,791,243       4,796,109   4,745,207
                              =========   =========       =========   =========
Options excluded
   since anti-dilutive           37,000      42,000          47,000      42,000
                              =========   =========       =========   =========

Comprehensive Income: Comprehensive income is the same as net income for the three and six month periods ended July 1, 2006 and July 2, 2005, since the valuation used in connection with determining the amount of the change in the Company's minimum pension liability is determined at the end of the year.

New Accounting Standards: In September 2005, the Financial Accounting Standards Board (FASB) issued a Proposed Statement of Financial Accounting Standards which amends FASB Statement No. 128, "Earnings per Share". The proposed statement is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. We have evaluated the proposed statement as presently drafted and have determined that if adopted in its current form it would not have a significant impact on the computation of our earnings per share.

In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

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

The following table presents share-based compensation expenses for continuing operations included in the Company's unaudited condensed consolidated statements of operations:

                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 JULY 1, 2006        JULY 1, 2006
                                              ------------------   ----------------
Selling, general and administrative:
Share-based compensation expense before tax         $9,216              $18,401
Income tax benefit                                   3,501                6,991
                                                    ------              -------
Net share-based compensation expense                $5,715              $11,410
                                                    ======              =======

There was no change in basic and diluted earnings per share for the three and six months ended July 1, 2006 in connection with the adoption of FAS 123(R).

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires that the cash flows resulting from tax deductions in excess of compensation cost recognized for the options (excess tax benefits) be classified as financing cash flows. The $4,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during the three and six months ended July 1, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                 THREE AND SIX
                                  MONTHS ENDED
                                  JULY 1, 2006
                                 -------------
Expected option term (1)            6 years
Expected volatility factor (2)           35%
Risk-free interest rate (3)             4.3%
Expected annual dividend yield            0%

----------
(1) The option term was determined using the simplified method for estimating expected option life, which qualify as "plain-vanilla" options.

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

The Company did not recognize compensation expense for employee share-based awards for the three and six months ended July 2, 2005, when the exercise price of the Company's employee stock awards equaled the market price of the underlying stock on the date of grant.

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and six months ended July 2, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

                                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                        JULY 2, 2005       JULY 2, 2005
                                                                    ------------------   ----------------
Net income as reported:                                                 $1,315,780          $2,278,482
Stock-based compensation expense included in reported net income
   under APB 25                                                                 --                  --
Stock-based compensation expense that would have been included in reported net income if the fair value provisions of FAS
   123 had been applied to all awards                                        1,897               3,803
                                                                        ----------          ----------
Pro forma net income                                                    $1,313,883          $2,274,679
                                                                        ----------          ----------
Income per share:
Basic - as reported                                                     $     0.29          $     0.51
   -- pro forma                                                               0.29                0.51
Diluted - as reported                                                   $     0.27          $     0.48
   -- pro forma                                                               0.27                0.48

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                    JULY 2, 2005        JULY 2, 2005
                                 ------------------   ----------------
Expected option term                   3 years             3 years
Expected volatility factor                49.0%               64.3%
Risk-free interest rate                    3.9%                3.9%
Expected annual dividend yield               0%                  0%

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

As of July 1, 2006, 725,333 shares were reserved for future issuance for stock options including 236,500 shares for the 1996 Stock Option Plan, 183,400 shares for the 1998 Employee Stock Option Plan, 134,000 shares for the 2000 Employee Stock Option Plan, and 171,433 shares for the 2000-B Employee Stock Option Plan.

Stock option activity under all of the Company's stock plans since December 31, 2005 is summarized as follows:

                                   NUMBER OF   WEIGHTED AVERAGE
                                     SHARES     EXERCISE PRICE
                                   ---------   ----------------
Outstanding at December 31, 2005    489,700          $1.62
                                    -------          -----
Options granted                       5,000           3.92
Options exercised                    (2,500)          1.29
Options canceled                         --             --
                                    -------          -----
Outstanding at April 1, 2006        492,200          $1.65
                                    -------          -----
Options granted                          --             --
Options exercised                   (11,667)          0.59
Options canceled                         --             --
                                    -------          -----
Outstanding at July 1, 2006         480,533          $1.67
                                    -------          -----

The following table summarizes information about stock options outstanding at July 1, 2006:

                          OPTIONS OUTSTANDING
                  ----------------------------------       VESTED OPTIONS
                                 WEIGHTED              ----------------------
                                 AVERAGE    WEIGHTED                 WEIGHTED
                   NUMBER OF    REMAINING    AVERAGE                  AVERAGE
    RANGE OF         SHARES      CONTRACT   EXERCISE      NUMBER     EXERCISE
EXERCISE PRICES   OUTSTANDING      LIFE       PRICE    EXERCISABLE     PRICE
---------------   -----------   ---------   --------   -----------   --------
$0.51--$1.00        230,200        5.37       $0.70      230,200       $0.70
$1.01--$2.00        103,333        5.33       $1.34       90,833       $1.32
$2.01--$5.91        147,000        4.55       $3.42      102,000       $3.48
                    -------        ----       -----      -------       -----
$0.51--$5.91        480,533        5.11       $1.67      423,033       $1.50
                    -------        ----       -----      -------       -----

The aggregate intrinsic value of outstanding options as of July 1, 2006 was $978,024. The intrinsic value of options exercised during the three and six month periods ended July 1, 2006 was $35,818 and $41,843, respectively. The intrinsic value of options vested during the three and six month periods ended July 1, 2006 was $0 and $2,166, respectively.

The following table summarizes the status of the Company's non-vested shares since December 31, 2005:

                                    NON-VESTED OPTIONS
                                  ----------------------
                                               WEIGHTED
                                  NUMBER OF     AVERAGE
                                    SHARES    FAIR VALUE
                                  ---------   ----------
NON-VESTED AT DECEMBER 31, 2005    58,333        $1.36
Granted                             5,000         1.68
Vested                               (833)        0.42
Forfeited                              --           --
                                   ------        -----
NON-VESTED AT APRIL 1, 2006        62,500        $1.40
                                   ------        -----
Granted                                --           --
Vested                             (5,000)        1.68
Forfeited                              --           --
                                   ------        -----
NON-VESTED AT JULY 1, 2006         57,500        $1.37
                                   ------        -----

As of July 1, 2006, there was $68,580 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company's stock plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Cash received from option exercises under all share based payment arrangements for the three and six months ended July 1, 2006 was $6,934 and $10,158, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the three and six months ended July 1, 2006 totaled $2,000 and $4,000, respectively.

NOTE C -- FINANCING ARRANGEMENTS

Notes payable and long-term debt consist of the following:

                                               July 1,    December 31,
                                                2006          2005
                                             ----------   ------------
Term loans payable to TD Banknorth N.A.(1)   $5,105,618    $4,843,765
Mortgage loan payable to TD Banknorth N.A     1,561,546     1,584,876
Mortgage loan payable to bank (2)             1,751,626     1,783,642
Equipment notes payable                          13,014        16,099
Capital lease obligations                       844,815       967,201
                                             ----------    ----------
                                              9,276,619     9,195,583
Less - current portion of long-term debt      1,573,719     1,404,053
                                             ----------    ----------
                                             $7,702,900    $7,791,530
                                             ==========    ==========

(1) On March 30, 2006, the Company borrowed $818,877 under its equipment line of credit with TD Banknorth N.A. to finance the purchase price of previously acquired equipment. On April 6,

     2006, the Company converted the borrowing into a term note which is payable in 60 payments of $16,338 including interest at 7.21%.

(2) The mortgage provides that the payment will be adjusted by the bank every 5 years commencing on March 1, 2006 to reflect interest at the Five year Federal Home Loan Bank "Classic Credit Rate" plus 2.75%. On March 1, 2006, the interest rate was adjusted by the bank to 7.625%.

On July 26, 2006, the Company's equipment line of credit with TD Banknorth N.A. was amended to provide up to $4,700,000 for eligible equipment purchases during the period August 1, 2006 through July 31, 2007. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2007, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 2%.

NOTE D - DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic benefit cost (in thousands):

                                             For the three        For the six
                                              months ended        months ended
                                           -----------------   -----------------
                                           July 1,   July 2,   July 1,   July 2,
                                             2006      2005      2006      2005
                                           -------   -------   -------   -------
Components of net periodic benefit cost:
   Interest cost                            $ 85     $  89      $ 170    $  178
   Expected return on plan assets            (81)      (74)      (162)     (148)
   Amortization of actuarial loss             28        35         56        70
                                            ----     -----      -----    ------
   Net periodic pension expense             $ 32     $  50      $  64    $  100
                                            ====     =====      =====    ======

Company contributions paid to the plan for the three and six month periods ended July 1, 2006 totaled $154,258 and $225,822, respectively.

NOTE E - INCOME TAXES

The provision for (benefit from) income taxes is as follows
(in thousands):

                                             For the three        For the six
                                              months ended        months ended
                                           -----------------   -----------------
                                           July 1,   July 2,   July 1,   July 2,
                                             2006      2005      2006      2005
                                           -------   -------   -------   -------
Current provision                            $213     $ 113      $362     $ 374
Deferred provision (benefit)                   44      (900)       74      (900)
                                             ----     -----      ----     -----
Total provision (benefit)                    $257     ($787)     $436     ($526)
                                             ====     =====      ====     =====

The provision for the three month and six month periods ended July 1, 2006, was calculated using an effective rate of 38%. The current provision for the three month and six month periods ended July 2, 2005, was calculated using an effective rate of 21.3% which reflected the alternative minimum tax.

As of July 2, 2005, the Company had concluded that it was more likely than not that the Company would realize all of its deferred tax assets and reversed its valuation allowance by $900,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales.

Sales to the Company's principal markets are as follows (in thousands):

                          For the three months ended   For the six months ended
                          --------------------------   ------------------------
                               July 1,   July 2,           July 1,   July 2,
                                 2006      2005              2006      2005
                               -------   -------           -------   -------
Aerospace customers             $6,148    $3,810           $12,018   $ 7,429
Non-aerospace customers          3,433     5,089             7,158     9,487
                                ------    ------           -------   -------
                                $9,581    $8,899           $19,176   $16,916
                                ======    ======           =======   =======

The Company's sales increased $682,000, or 7.7%, and $2,260,000, or 13.4%, for the three and six month periods ended July 1, 2006, respectively, as compared to the three and six month periods ended July 2, 2005. Sales to aerospace customers increased $2,338,000, or 61.4%, and $4,589,000, or 61.8%, for the three and six month periods ended July 1, 2006, respectively, as compared to the three and six month periods ended July 2, 2005, due primarily to the increase in shipments of commercial and military jet engine parts. Sales to non-aerospace customers decreased $1,656,000, or 32.5%, and $2,329,000, or 24.5%, for the three and six month periods ended July 1, 2006, respectively, as compared to the three and six month periods ended July 2, 2005, primarily due to decreased sales in the Apex product line.

Sales and sales increases (decreases) by product line for the three and six month periods ended July 1, 2006 compared to the three and six month periods ended July 2, 2005 were as follows (in thousands):

                      For the Three Months Ended
                      --------------------------
                      July 1,   July 2,
    Product Line        2006      2005    Change
    ------------      -------   -------   ------
Apex Machine Tool      $4,724   $5,412    $ (688)
Precision Aerospace     3,709    2,398     1,311
Gros-Ite Spindles       1,148    1,089        59
                       ------   ------    ------
   Total               $9,581   $8,899    $  682
                       ======   ======    ======

                       For the Six Months Ended
                      --------------------------
                      July 1,   July 2,
    Product Line        2006      2005    Change
    ------------      -------   -------   ------
Apex Machine Tool     $ 9,566   $10,457   $ (891)
Precision Aerospace     7,324     4,404    2,920
Gros-Ite Spindles       2,286     2,055      231
                      -------   -------   ------
   Total              $19,176   $16,916   $2,260
                      =======   =======   ======

Sales for the Apex Machine Tool product line decreased $688,000, or 12.7%, and $891,000, or 8.5%, for the three and six months ended July 1, 2006, respectively, compared to the three and six months ended July 2, 2005. This decrease was due to decreased demand on certain tooling programs from a customer in the consumer products industry, partially offset by an increase in demand for tooling from aerospace customers. Based on projections from this consumer products customer for the remainder of 2006, the Company anticipates a demand at a reduced level from the first six months ended July 1, 2006. Based on projections from its other customers, the Company anticipates the demand from such customers for the remainder of 2006 will be at least as strong as the first six months of 2006 for its Apex Machine Tool product line.

Sales for the Precision Aerospace product line increased $1,311,000, or 54.7%, and $2,920,000, or 66.3%, for the three and six month periods ended July 1, 2006, compared to the three and six month periods ended July 2, 2005. The increase was due to increased shipments of jet engine parts to its major aerospace customers. The Company's sales backlog for Precision Aerospace increased by $6.9 million from December 31, 2005 to July 1, 2006. The Company believes that aerospace industry demand for large commercial engines will continue to increase. The Company took delivery of a $500,000 machine in the 2nd quarter and has another $500,000 machine on order for delivery in the 3rd quarter of 2006 to increase its machining capacity for large commercial jet engine parts. The Company also has on order 3 machines at a total cost of $1 million to be delivered in the third quarter for production of both commercial and military jet engine parts.

Sales for the Gros-Ite Spindles product line increased $59,000, or 5.4%, and $231,000, or 11.2%, for the three and six month periods ended July 1, 2006, respectively, compared to the three and six month periods ended July 2, 2005. The increase in sales was due to increased demand for new spindles, as well as the increased demand for the repair of all brands of spindles. The Company believes that the increased demand will continue for the remainder of 2006, based on indications from its customers.

As of July 1, 2006, sales backlog was approximately $28,300,000 compared to $21,700,000 as of December 31, 2005. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $14,000,000 of its July 1, 2006 backlog during the remainder of the 2006 fiscal year. The remaining $14,300,000 of backlog is deliverable in fiscal year 2007 and beyond.

Cost of Sales. Cost of sales as a percentage of sales decreased to 81.6% from 82.7%, for the three months ended July 1, 2006, compared to the three month period ended July 2, 2005. Cost of sales as a percentage of sales decreased to 82.3% from 83.0%, for the six months ended July 1, 2006, compared to the six month period ended July 2, 2005. The decreases were due primarily to a more profitable mix of product produced and sold in the Precision Aerospace product line and sales levels increasing in 2006 greater than manufacturing costs due to the fixed element or semi-variable element of certain manufacturing costs.

Selling, General & Administrative Expenses. Selling, general and administrative expenses increased approximately $124,000, or 14.7%, and $411,000 or 26.2%, for the three and six month periods ended July 1, 2006, compared to the three and six month periods ended July 2, 2005.

Selling, general and administrative expenses for the three and six months ended July 1, 2006 include the following costs which were not incurred during the three and six months ended July 2, 2005 (in thousands):

                                Three months   Six months
                                    ended         ended
                                   July 1,       July 1,
                                    2006          2006
                                ------------   ----------
Plant reconditioning & moving       $ 26          $115
Professional fees                     --           112
Bonuses                               90           115
                                    ----          ----
                                    $116          $342
                                    ====          ====

Interest Expense. Interest expense increased approximately $4,000, or 2.5%, and decreased by $3,000, or 0.9%, for the three and six month periods ended July 1, 2006, respectively, compared to the three and six month periods ended July 2, 2005. The increase for the three month period was due to increased debt levels while the decrease for the six month period was due to lower debt levels in the 1st quarter partially offset by increased debt levels in the 2nd quarter.

Income Taxes. The provision for the three month period ended July 1, 2006, was calculated using an effective rate of 38.0%. The current provision for the three month period ended July 2, 2005, reflects the alternative minimum tax at 21.3%.

Liquidity and Capital Resources.

Net cash provided by operating activities of $585,000 for the six months ended July 1, 2006, resulted primarily from cash earnings and an increase in accounts payable, partially offset by increases in accounts receivable and decreases in accrued liabilities and customer advances. Accounts receivable increased by $1,165,000 since December 31, 2005, due to the increase in sales to certain aerospace customers. Payment terms for these aerospace customers are longer than for other customers.

Accounts payable increased $553,000, reflecting an increase in material purchases for the Precision Aerospace product line.

Net cash used in investing activities of $1,850,000 for the six months ended July 1, 2006, consisted primarily of expenditures for machinery and equipment.

Net cash provided by financing activities of $95,000 for the six months ended July 1, 2006, resulted from a borrowing for machinery and equipment financing, partially offset by the repayment of long-term bank debt.

Net cash provided by operating activities of $1,895,000 for the six months ended July 2, 2005, resulted primarily from cash earnings, a decrease in accounts receivable and the collection of refundable income taxes, partially offset by an increase in inventory and prepaid expenses and a decrease in customer advances. Accounts receivable decreased $491,000 since January 1, 2005, due to the collection of several large contracts delivered in December 2004, while inventories and prepaid expense increased $440,000 and $281,000, respectively. Customer advances decreased $200,000 since January 1, 2005, due to shipment on certain large contracts in the first six months of 2005.

Net cash used in investing activities of $916,000 for the six months ended July 2, 2005, consisted of expenditures for machinery and computer equipment.

Net cash used in financing activities of $727,000 for the six months ended July 2, 2005, resulted from repayments of debt with cash generated from operating activities.

On March 30, 2006, the Company borrowed $818,877 under its equipment line of credit with TD Banknorth N.A. to finance the purchase price of previously acquired equipment. On April 6, 2006, the Company converted the borrowing into a term note which is payable in 60 payments of $16,338 including interest at 7.21%.

On July 26, 2006, the Company's equipment line of credit with TD Banknorth N.A. was amended to provide up to $4,700,000 for eligible equipment purchases during the period August 1, 2006 through July 31, 2007. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2007, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 2%.

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

The interest rate risk is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. The Company's only variable rate debt instruments are the revolving line of credit and the equipment line of credit. A hypothetical increase of 1% in the interest rate would have no effect on the revolving line of credit or the equipment line of credit since the current balances are $0.

The Company also maintains two mortgage loans at fixed interest rates, however, the interest rates are adjusted every five years to reflect a current index rate plus certain percentages. See Note C to the Condensed Consolidated Financial Statements. A hypothetical increase of 1% in the interest rate at the March 2011 adjustment date for the first mortgage will increase annual interest expense at that time by approximately $14,000. A hypothetical increase of 1% in the interest rate at the April 2009 adjustment date for the TD Banknorth N.A. mortgage will increase annual interest expense at that time by approximately $14,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 1, 2006 and, based on this evaluation, concluded that the Company's disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Change in internal controls

No changes in the Company's internal control over financial reporting occurred during the six months ended July 1, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 7, 2006 the Company held its annual meeting of shareholders. The following directors were elected at the meeting:

                       Votes       Votes
     Director         Cast For    Withheld
     --------        ---------   ---------
Joseph Lebel         2,587,270   1,487,543
Dominick A. Pagano   2,636,281   1,438,532
Stephen J. Raffay    2,587,270   1,487,543
Ross C. Towne        2,636,070   1,438,743
Daniel C. Tracy      2,587,267   1,487,546

At the same meeting the appointment of Carlin, Charron & Rosen LLP as auditors for the Company for the fiscal year ending December 30, 2006 was ratified with a vote of 3,355,312 for, 157,503 against and 561,998 abstained.

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

                                        EDAC TECHNOLOGIES CORPORATION


August 1, 2006                          By /s/ Glenn L. Purple
                                           -------------------------------------
                                           Glenn L. Purple, Chief Financial
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