Form 10-Q
period 2006-09-30
EDAC TECHNOLOGIES CORP
filed 2006-11-02
CIK 772572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-14275
EDAC Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-1515599

(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification No.)
1806 New Britain Avenue, Farmington, CT 06032
(Address of principal executive offices)
(860) 677-2603
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑.
     On October 30, 2006 there were outstanding 4,518,437 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$1,786,930	$2,468,964
Trade accounts receivable, (net of allowance for doubtful accounts of $184,000 as of September 30, 2006 and December 31, 2005)	5,714,351	5,587,305
Inventories, net	7,043,119	4,296,839
Prepaid expenses and other	184,151	81,210
Refundable income taxes	—	54,984
Deferred income taxes	677,864	769,864

TOTAL CURRENT ASSETS	15,406,415	13,259,166

PROPERTY, PLANT, AND EQUIPMENT	30,662,509	27,829,014
less-accumulated depreciation	20,114,674	18,861,156

	10,547,835	8,967,858

DEFERRED INCOME TAXES	1,440,989	1,440,989

OTHER ASSETS	93,456	108,833

TOTAL ASSETS	$27,488,695	$23,776,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,679,018	$1,404,053
Trade accounts payable	5,695,222	2,427,866
Accrued employee compensation and amounts withheld	1,408,935	1,397,897
Other accrued expenses	308,802	706,861
Customer advances	63,337	284,671

TOTAL CURRENT LIABILITIES	9,155,314	6,221,348

LONG-TERM DEBT,
less current portion	7,653,813	7,791,530

OTHER LONG-TERM LIABILITIES	965,823	965,823

SHAREHOLDERS’ EQUITY:
Common stock, par value $.0025 per share; 10,000,000 shares authorized; issued – 4,518,437 on September 30, 2006 and 4,504,270 on December 31, 2005	11,296	11,261
Additional paid-in capital	9,490,235	9,452,525
Retained earnings	1,894,639	1,016,784

	11,396,170	10,480,570

Less: accumulated other comprehensive loss	1,682,425	1,682,425

TOTAL SHAREHOLDERS’ EQUITY	9,713,745	8,798,145

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,488,695	$23,776,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Sales	$8,178,356	$8,687,688	$27,354,709	$25,603,200
Cost of sales	7,071,446	7,213,060	22,858,403	21,245,563

Gross profit	1,106,910	1,474,628	4,496,306	4,357,637

Selling, general and administrative expenses	681,405	825,480	2,665,548	2,398,262

Income from operations	425,505	649,148	1,830,758	1,959,375

Non-operating income (expense):
Interest expense	(167,069)	(156,082)	(485,544)	(477,473)
Gain on debt forgiveness	—	—	—	750,000
Other income	17,619	2,739	73,641	16,385

Income before income taxes	276,055	495,805	1,418,855	2,248,287

Provision for (benefit from) income taxes	105,000	106,000	541,000	(420,000)

Net income	$171,055	$389,805	$877,855	$2,668,287

Income per share data (Note A):
Basic	$0.04	$0.09	$0.19	$0.60

Diluted	$0.04	$0.08	$0.18	$0.56

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,	October 1,
	2006	2005
Operating Activities:
Net income	$877,855	$2,668,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,514,127	1,480,973
Gain on debt forgiveness	—	(750,000)
Deferred income taxes	92,000	(900,000)
Gain on sale of property, plant & equipment	(25,540)	(10,000)
Stock compensation cost	27,587	—
Excess tax benefit from share-based compensation	(4,000)	—
Changes in working capital items	(262,282)	1,053,827

Net cash provided by operating activities	2,219,747	3,543,087

Investing Activities:
Additions to property, plant and equipment	(3,101,837)	(959,235)
Proceeds from sale of property, plant and equipment	50,400	10,000

Net cash used in investing activities	(3,051,437)	(949,235)

Financing Activities:
Increase in revolving line of credit	—	(580,555)
Repayments of long-term debt	(1,133,141)	(865,884)
Borrowing on long-term debt	1,270,389	—
Deferred loan fees	(1,750)	(69,167)
Proceeds from exercise of options and issuance of common stock	10,158	38,156
Excess tax benefit from share-based compensation	4,000	—

Net cash provided by (used in) financing activities	149,656	(1,477,450)

(Decrease)/increase in cash	(682,034)	1,116,402
Cash at beginning of period	2,468,964	549,198

Cash at end of period	$1,786,930	$1,665,600

Supplemental Disclosure of Cash Flow Information:
Interest paid	$485,544	$502,816
Income taxes paid net of refunds	446,025	91,138
Non-Cash Transaction:
Capital lease obligation and equipment financing	—	812,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.
Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow moving and has provided a full reserve for these parts. As of September 30, 2006 and December 31, 2005, inventories consisted of the following:

	September 30,	December 31,
	2006	2005
Raw materials	$1,952,683	$998,300
Work-in-progress	4,241,015	2,880,942
Finished goods	1,529,537	1,098,339

	7,723,235	4,977,581

Reserve for excess and obsolete	(680,116)	(680,742)

Inventories, net	$7,043,119	$4,296,839

Income per share: The number of shares used in the income per common share computations for the three and nine month periods ended September 30, 2006 and October 1, 2005 are as follows:

	For the three months ended		For the nine months ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Basic:
Average common shares outstanding	4,518,437	4,503,920	4,513,354	4,481,923

Diluted:
Dilutive effect of stock options	266,020	318,367	277,851	291,083

Average common shares diluted	4,784,457	4,822,287	4,791,205	4,773,006

Options excluded since anti-dilutive	92,000	32,000	92,000	32,000

Comprehensive Income: Comprehensive income is the same as net income for the three and nine month periods ended September 30, 2006 and October 1, 2005, since the valuation used in connection with determining the amount of the change in the Company’s minimum pension liability is determined at the end of the year.
New Accounting Standards: In September 2005, the Financial Accounting Standards Board (FASB) issued a Proposed Statement of Financial Accounting Standards which amends FASB Statement No. 128, “Earnings per Share”. The proposed statement is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. We have evaluated the proposed statement as presently drafted and have determined that, if adopted in its current form, it would not have a significant impact on the computation of our earnings per share.
In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company’s fiscal year end. Presently, we use a September 30 measurement date for our defined benefit pension plan. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No 158 is not anticipated to have a material effect on the 2006 consolidated financial statements since all future benefit accruals under the Company’s defined benefit plan were frozen as of April 1, 1993.
In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.
NOTE B – STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this application, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The majority of our share-based compensation arrangements vest over three years. The Company expenses its share-based compensation under the straight-line method.
The following table presents share-based compensation expenses for continuing operations and the effects on earnings per share included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006

Selling, general and administrative:
Share-based compensation expense before tax	$9,186	$27,587
Income tax benefit	3,491	10,482

Net share-based compensation expense	$5,695	$17,105

Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $0.20 and $0.19 per share, respectively, if the Company had not adopted FAS 123R, compared to reported basic and diluted earnings per share of $0.19 and $0.18 per share, respectively.
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
The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three and nine months ended September 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three and Nine
Months Ended
September 30, 2006
Expected option term (1)	6 years
Expected volatility factor (2)	37%
Risk-free interest rate (3)	4.3%
Expected annual dividend yield	0%

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)	The stock volatility for each grant is measured using the weighted average of historical monthly price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
The Company did not recognize compensation expense for employee share-based awards for the three and nine months ended October 1, 2005, when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant.

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and nine months ended October 1, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three Months Ended	Nine Months Ended
	October1, 2005	October 1, 2005

Net income as reported:	$389,805	$2,668,287
Stock-based compensation expense included in reported net income under APB 25	—	—
Stock-based compensation expense that would have been included in reported net income if the fair value provisions of FAS 123 had been applied to all awards	6,592	26,369

Pro forma net income	$383,213	$2,641,918

Income per share:
Basic – as reported	$0.09	$0.60
— pro forma	0.09	0.59
Diluted – as reported	$0.08	$0.56
— pro forma	0.08	0.55
The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	October 1, 2005	October 1, 2005

Expected option term	3 years	3 years
Expected volatility factor	54.7%	87.7%
Risk-free interest rate	3.9%	3.9%
Expected annual dividend yield	0%	0%
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
As of September 30, 2006, 726,166 shares were reserved for future issuance for stock options including 236,500 shares for the 1996 Stock Option Plan, 183,400 shares for the 1998 Employee Stock Option Plan, 134,000 shares for the 2000 Employee Stock Option Plan, and 172,266 shares for the 2000-B Employee Stock Option Plan.

Stock option activity under all of the Company’s stock plans since December 31, 2005 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2005	489,700	$1.62

Options granted	5,000	3.92
Options exercised	(2,500)	1.29
Options canceled	—	—

Outstanding at April 1, 2006	492,200	1.65

Options granted	—	—
Options exercised	(11,667)	0.59
Options canceled	—	—

Outstanding at July 1, 2006	480,533	1.67

Options granted	—	—
Options exercised	—	—
Options canceled	(833)	1.10

Outstanding at September 30, 2006	479,700	$1.67

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Vested Options
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
Range of	Shares	Contract	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.51—$1.00	230,200	5.12	$0.70	230,200	$0.70
$1.01—$2.00	102,500	5.06	1.34	90,833	1.32
$2.01—$5.91	147,000	4.30	3.42	102,000	3.48

$0.51—$5.91	479,700	4.86	$1.67	423,033	$1.50

The aggregate intrinsic value of outstanding options as of September 30, 2006 was $809,248. The intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was $0 and $41,843, respectively. The intrinsic value of options vested during the three and nine month periods ended September 30, 2006 was $0 and $2,166, respectively.
The following table summarizes the status of the Company’s non-vested shares since December 31, 2005:

	Non-Vested Options
		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested at December 31, 2005	58,333	$1.36
Granted	5,000	1.68
Vested	(833)	0.42
Forfeited	—	—

Non-vested at April 1, 2006	62,500	1.40

Granted	—	—
Vested	(5,000)	1.68
Forfeited	—	—

Non-vested at July 1, 2006	57,500	1.37

Granted	—	—
Vested	—	—
Forfeited	(833)	1.10

Non-vested at September 30, 2006	56,667	$1.39

As of September 30, 2006, there was $59,394 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.
Cash received from option exercises under all share based payment arrangements for the three and nine months ended September 30, 2006 was $0 and $10,158, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the three and nine months ended September 30, 2006 totaled $0 and $4,000, respectively.
NOTE C — FINANCING ARRANGEMENTS
Notes payable and long-term debt consist of the following:

	September 30,	December 31,
	2006	2005
Term loans payable to TD Banknorth N.A.(1)	$5,243,282	$4,843,765

Mortgage loan payable to TD Banknorth N.A.	1,550,023	1,584,876

Mortgage loan payable to bank (2)	1,735,653	1,783,642

Equipment notes payable	11,425	16,099

Capital lease obligations	792,448	967,201

	9,332,831	9,195,583
Less — current portion of long-term debt	1,679,018	1,404,053

	$7,653,813	$7,791,530

(1)	On March 30, 2006, the Company borrowed $818,877 under its equipment line of credit with TD Banknorth N.A. to finance the purchase price of previously acquired equipment. On April 6, 2006, the Company converted the borrowing into a term note which is payable in 60 payments of $16,338 including interest at 7.21%.

On July 11, 2006, the Company borrowed $451,512 under its equipment line of credit with TD Banknorth N.A. to finance the purchase price of previously acquired equipment. On August 22, 2006, the Company converted the borrowing into a term note which is payable in 60 payments of $9,054 including interest at 7.42%.

(2)	The mortgage provides that the payment will be adjusted by the bank every 5 years commencing on March 1, 2006 to reflect interest at the Five year Federal Home Loan Bank “Classic Credit Rate” plus 2.75%. On March 1, 2006, the interest rate was adjusted by the bank to 7.625%.
On July 26, 2006, the Company’s equipment line of credit with TD Banknorth N.A. was amended to provide up to $4,700,000 for eligible equipment purchases during the period August 1, 2006 through July 31, 2007. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2007, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then current Federal Home Loan Bank of Boston (“FHLBB”) 5 year Regular Amortizing Advance Rate plus 2%.
NOTE D – DEFINED BENEFIT PENSION PLAN
The following table sets forth the components of net periodic benefit cost (in thousands):

	For the three months ended		For the nine months ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Interest cost	$85	$89	$255	$267
Expected return on plan assets	(81)	(74)	(243)	(222)
Amortization of actuarial loss	28	35	84	105

Net periodic pension expense	$32	$50	$96	$150

Company contributions paid to the plan for the three and nine month periods ended September 30, 2006 totaled $0 and $225,822, respectively.

NOTE E – INCOME TAXES
The provision for (benefit from) income taxes is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Current provision	$87	$106	$449	$480
Deferred provision (benefit)	18	—	92	(900)

Total provision (benefit)	$105	$106	$541	($420)

The provision for the three month and nine month periods ended September 30, 2006, was calculated using an effective rate of 38%. The current provision for the three month and nine month periods ended October 1, 2005, was calculated using an effective rate of 21.3% which reflected the alternative minimum tax.
During the nine month period ended October 1, 2005, the Company concluded that it was more likely than not that the Company would realize all of its deferred tax assets and reversed its valuation allowance by $900,000.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales.
Sales to the Company’s principal markets are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Aerospace customers	$4,716	$3,597	$16,734	$11,026
Non-aerospace customers	3,462	5,091	10,621	14,577

	$8,178	$8,688	$27,355	$25,603

The Company’s sales decreased $510,000, or 5.9%, and increased $1,752,000, or 6.8%, for the three and nine month periods ended September 30, 2006, respectively, as compared to the three and nine month periods ended October 1, 2005. Sales to aerospace customers increased $1,119,000, or 31.1%, and $5,708,000, or 51.8%, for the three and nine month periods ended September 30, 2006, respectively, as compared to the three and nine month periods ended October 1, 2005, due primarily to the increase in shipments of commercial and military jet engine parts. Sales to non-aerospace customers decreased $1,629,000, or 32.0%, and $3,956,000, or 27.1%, for the three and nine month periods ended September 30, 2006, respectively, as compared to the three and nine month periods ended October 1, 2005, primarily due to decreased sales in the Apex Machine Tool product line to a major consumer products customer.
Sales and sales increases (decreases) by product line for the three and nine month periods ended September 30, 2006 compared to the three and nine month periods ended October 1, 2005 were as follows (in thousands):

	For the Three Months Ended
	Sep. 30,	Oct. 1,
Product Line	2006	2005	Change
Apex Machine Tool	$3,565	$5,480	$(1,915)
Precision Aerospace	3,617	2,255	1,362
Gros-Ite Spindles	996	953	43

Total	$8,178	$8,688	$(510)

	For the Nine Months Ended
	Sep. 30,	Oct. 1,
Product Line	2006	2005	Change
Apex Machine Tool	$13,132	$15,936	$(2,804)
Precision Aerospace	10,941	6,659	4,282
Gros-Ite Spindles	3,282	3,008	274

Total	$27,355	$25,603	$1,752

Sales for the Apex Machine Tool product line decreased $1,915,000, or 34.9%, and $2,804,000, or 17.6%, for the three and nine months ended September 30, 2006, respectively, compared to the three and nine months ended October 1, 2005. The decrease was due to a decrease in demand on certain tooling programs from a major customer in the consumer products industry resulting in a 60% decrease in sales to this customer for the nine months ended September 30, 2006 compared to the nine months ended October 1, 2005. The decrease was partially offset by sales to new customers and an increase in demand for tooling from Apex Machine Tool’s existing customers. The Company anticipates that as a result of a planned diversification initiative, demand from new Apex customers will grow in the fourth quarter and beyond. At September 30, backlog in the Apex Machine Tool product line was $6.2 million compared to $4.1 million at the end of the second quarter.
Sales for the Precision Aerospace product line increased $1,362,000, or 60.4%, and $4,282,000, or 64.3%, for the three and nine month periods ended September 30, 2006, compared to the three and nine month periods ended October 1, 2005. The increase was due to increased shipments of jet engine parts to its major aerospace customers. The Company’s sales backlog for Precision Aerospace has increased from $15.7 million at December 31, 2005 to $24.5 million at September 30, 2006. The Company believes that the aerospace industry’s demand for large commercial engines will continue to increase. The Company has taken delivery of a $500,000 machine in the 2nd quarter and another $500,000 machine in the 3rd quarter of 2006 to increase its machining capacity for large commercial jet engine parts. The Company also took delivery of three other machines at a total cost of $1 million in the third quarter for production of both commercial and military jet engine parts.
Sales for the Gros-Ite Spindles product line increased $43,000, or 4.5%, and $274,000, or 9.1%, for the three and nine month periods ended September 30, 2006, respectively, compared to the three and nine month periods ended October 1, 2005. The increase in sales was due to increased demand for new spindles, as well as the increased demand for the repair of all brands of spindles. The Company believes that the increased demand will continue for the remainder of 2006, based on indications from its customers.
As of September 30, 2006, total sales backlog was approximately $31,000,000 compared to $21,700,000 as of December 31, 2005. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $9,000,000 of its September 30, 2006 backlog during the remainder of the 2006 fiscal year. The remaining $22,000,000 of backlog is deliverable in fiscal year 2007 and beyond.
Cost of Sales. Cost of sales as a percentage of sales increased to 86.5% from 83.0%, for the three months ended September 30, 2006, compared to the three month period ended October 1, 2005. Cost of sales as a percentage of sales increased to 83.6% from 83.0%, for the nine months ended September 30, 2006, compared to the nine month period ended October 1, 2005. The increases were due primarily to lower sales in the Apex Machine Tool product line and a less profitable mix of product produced within that product line, partially offset by a more profitable mix of product produced and sold in the Precision Aerospace product line.
Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased approximately $144,000, or 17.4%, and increased approximately $267,000 or 11.1%, for the three and nine month periods ended September 30, 2006, compared to the three and nine month periods ended October 1, 2005. The decrease for the three month period was due primarily to lower bonus and profit sharing costs.
The increase for the nine month period was due to the following costs incurred in the 1st and 2nd quarters of 2006, which were not incurred during the nine months ended October 1, 2005 (in thousands):

Nine months
ended
Sept. 30,
2006
Plant reconditioning & moving	$115
Professional fees	112
Bonuses	115

$342

Interest Expense. Interest expense increased approximately $11,000, or 7.0%, and $8,000, or 1.7%, for the three and nine month periods ended September 30, 2006, respectively, compared to the three and nine month periods ended October 1, 2005. The increases were due to increased debt levels.
Income Taxes. The provision for the three and nine month periods ended September 30, 2006, was calculated using an effective rate of 38.0%. The current provision for the three month and nine month periods ended October 1, 2005, reflects the alternative minimum tax at 21.3%.
Liquidity and Capital Resources.
Net cash provided by operating activities of $2,220,000 for the nine months ended September 30, 2006, resulted primarily from net income adjusted for non-cash expenses and an increase in accounts payable, partially offset by increases in inventories and accounts receivable and decreases in accrued liabilities and customer advances. Inventory increased by $2,746,000 since December 31, 2005, due to material purchases and increased production in our Precision Aerospace product line. Accounts payable increased $3,267,000, due to the delivery of significant material purchases for the Precision Aerospace product line in the 3rd quarter that will be paid early in the 4th quarter. The Company is able to borrow against eligible accounts receivable and certain inventory through its revolving line of credit.
Net cash used in investing activities of $3,051,000 for the nine months ended September 30, 2006, consisted primarily of expenditures for machinery and equipment to expand capacity in the Precision Aerospace product line.
Net cash provided by financing activities of $150,000 for the nine months ended September 30, 2006, resulted from a borrowing for machinery and equipment financing, partially offset by the repayment of long-term bank debt.
Net cash provided by operating activities of $3,543,000 for the nine months ended October 1, 2005, resulted primarily from net income adjusted for non-cash expenses, a decrease in accounts receivable, the collection of refundable income taxes and an increase in accounts payable, partially offset by an increase in inventory and prepaid expenses and a decrease in customer advances. Accounts receivable decreased $1,075,000 since January 1, 2005, due to the collection of several large contracts delivered in December 2004, while inventories and prepaid expense increased $737,000 and $236,000, respectively. Accounts payable increased $563,000, while customer advances decreased $245,000 since January 1, 2005, due to shipment on certain large contracts in the first nine months of 2005.
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
On July 11, 2006, the Company borrowed $451,512 under its equipment line of credit with TD Banknorth N.A. to finance the purchase price of previously acquired equipment. On August 22, 2006, the Company converted the borrowing into a term note which is payable in 60 payments of $9,054 including interest at 7.42%.
On July 26, 2006, the Company’s equipment line of credit with TD Banknorth N.A. was amended to provide up to $4,700,000 for eligible equipment purchases during the period August 1, 2006 through July 31, 2007. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2007, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then current FHLBB 5 year Regular Amortizing Advance Rate plus 2%.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management’s Discussion and Analysis and Note A to the Consolidated Financial Statements in the Company’s Annual Report, incorporated by reference in Form 10-K for the Company’s fiscal year 2005, describe the significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates.
Accounts receivable- The Company evaluates its allowance for doubtful accounts by considering the age of each invoice, the financial strength of the customer, the customer’s past payment record and subsequent payments.
Inventories- The Company has specifically identified certain inventory as obsolete or slow moving and provided a full reserve for these parts. The assumption is that these parts may not be sold. The assumptions and the resulting reserve have been accurate in the past, and are not likely to change materially in the future.
Stock-Based Compensation Expense- Effective January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these assumptions can materially affect the measure of estimated fair value of our share-based compensation. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
Pension — The Company maintains a defined benefit pension plan. Assumptions used in accounting for the plan include the discount rate and expected rate of return on plan assets. The assumptions are determined based on appropriate market indicators and are evaluated each year as of the Plan’s measurement date. A change in either of these assumptions would have an effect on the Company’s net periodic benefit cost.
Income Taxes – The Company recognizes deferred tax assets when, based upon available evidence, realization is more likely than not.
All statements other than historical statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company’s business strategy and plans, statements about the adequacy of the Company’s working capital and other financial resources, statements about the Company’s bank agreements, statements about the Company’s backlog, statements about the Company’s action to improve operating performance, and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company’s products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company’s competitors; the Company’s ability to effectively use business-to-business tools on the Internet to improve operating results; the adequacy of the Company’s revolving credit facility and other sources of capital; and other factors discussed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk related to its notes payable and long-term debt is the primary source of financial market risk to the Company.
The interest rate risk is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. The Company’s only variable rate debt instruments are the revolving line of credit and the equipment line of credit. A hypothetical increase of 1% in the interest rate would have no effect on the revolving line of credit or the equipment line of credit since the current balances are $0.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Change in internal controls
No changes in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 6. EXHIBITS
3.1*	EDAC’s Amended and Restated Articles of Incorporation

3.2*	EDAC’s Amended and Restated By-laws

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION
November 1, 2006	By /s/Glenn L. Purple
Glenn L. Purple, Chief Financial
Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION
3.1	EDAC’s Amended and Restated Articles of Incorporation (1)

3.2	EDAC’s Amended and Restated By-laws (2)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.
(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

*	Filed herewith.