Form 10-Q
period 2007-03-31
EDAC TECHNOLOGIES CORP
filed 2007-05-03
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer           Accelerated filer           Non-accelerated filer   X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes           No   X
On April 23, 2007 there were outstanding 4,583,103 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 30,
	2007	2006
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$637,441	$925,197
Trade accounts receivable, (net of allowance for doubtful accounts of $110,000 as of March 31, 2007 and December 30, 2006)	7,215,186	7,331,226
Inventories, net	8,632,477	8,234,866
Prepaid expenses and other	244,227	56,438
Refundable income taxes	140,650	140,650
Deferred income taxes	211,394	211,394

TOTAL CURRENT ASSETS	17,081,375	16,899,771

PROPERTY, PLANT, AND EQUIPMENT	31,225,772	30,646,744
less-accumulated depreciation	20,873,938	20,315,938

	10,351,834	10,330,806

DEFERRED INCOME TAXES	1,022,786	1,248,786

OTHER ASSETS	80,292	86,001

TOTAL ASSETS	$28,536,287	$28,565,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 30,
	2007	2006
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving line of credit	$850,000	$1,000,000
Current portion of long-term debt	1,926,779	1,895,436
Trade accounts payable	4,541,348	4,806,090
Accrued employee compensation and amounts withheld	1,454,907	1,511,820
Other accrued expenses	509,640	355,415
Customer advances	55,377	120,767

TOTAL CURRENT LIABILITIES	9,338,051	9,689,528

LONG-TERM DEBT, less current portion	7,586,279	8,081,720

OTHER LONG-TERM LIABILITIES	163,981	163,981

SHAREHOLDERS’ EQUITY:
Common stock, par value $.0025 per share; 10,000,000 shares authorized; issued — 4,538,103 on March 31, 2007 and 4,526,437 on December 30, 2006	11,345	11,316
Additional paid-in capital	9,567,222	9,530,688
Retained earnings	3,352,450	2,571,172

	12,931,017	12,113,176

Less: accumulated other comprehensive loss	1,483,041	1,483,041

TOTAL SHAREHOLDERS’ EQUITY	11,447,976	10,630,135

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,536,287	$28,565,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the quarter ended
	March 31,	April 1,
	2007	2006

Sales	$12,315,638	$9,595,579
Cost of sales	9,968,094	7,970,934

Gross profit	2,347,544	1,624,645

Selling, general and administrative expenses	917,625	1,013,865

Income from operations	1,429,919	610,780

Non-operating income (expense):
Interest expense	(194,436)	(153,399)
Other	4,795	14,388

Income before income taxes	1,240,278	471,769
Provision for income taxes	459,000	179,000

Net income	$781,278	$292,769

Income per share data (Note A):

Basic income per share	$0.17	$0.06

Diluted income per share	$0.16	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,	April 1,
	2007	2006

Operating Activities:
Net income	$781,278	$292,769
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	563,709	494,708
Deferred income taxes	226,000	—
Compensation expense pursuant to stock options	13,806	9,185
Excess tax benefit from share-based compensation	(8,000)	(2,000)
Changes in working capital items	(702,180)	(892,718)

Net cash provided by (used in) operating activities	874,613	(98,056)

Investing Activities:
Additions to property, plant and equipment	(579,028)	(1,023,009)

Net cash used in investing activities	(579,028)	(1,023,009)

Financing Activities:
Decrease in revolving line of credit	(150,000)	—
Repayments of long-term debt	(464,098)	(354,742)
Borrowing on long-term debt	—	818,877
Proceeds from exercise of options and issuance of common stock	22,757	3,224
Excess tax benefit from share-based compensation	8,000	2,000

Net cash (used in) provided by financing activities	(583,341)	469,359

Decrease in cash	(287,756)	(651,706)
Cash at beginning of period	925,197	2,468,964

Cash at end of period	$637,441	$1,817,258

Supplemental Disclosure of Cash Flow Information:
Interest paid	$194,436	$153,399
Income taxes paid	38,973	105,025
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2006.
Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow moving and has provided a full reserve for these parts. As of March 31, 2007 and December 30, 2006, inventories consisted of the following:

	March 31,	December 30,
	2007	2006

Raw materials	$2,089,669	$1,972,871
Work-in-progress	5,933,017	5,636,354
Finished goods	1,259,765	1,271,208

	9,282,451	8,880,433

Reserve for excess and obsolete	(649,974)	(645,567)

Inventories, net	$8,632,477	$8,234,866

Income per share: The number of shares used in the income per common share computations for the three month periods ended March 31, 2007 and April 1, 2006 are as follows:

	For the quarter ended
	March 31,	April 1,
	2007	2006

Basic:
Average common shares outstanding	4,532,687	4,506,145

Diluted:
Dilutive effect of stock options	296,791	285,590

Average common shares diluted	4,829,478	4,791,735

Options excluded since anti-dilutive	32,000	92,000

Comprehensive Income: Comprehensive income is the same as net income for the three month periods ended March 31, 2007 and April 1, 2006, since the valuation used in connection with determining the amount of the change in the Company’s unfunded pension liability is determined at the end of the year.
New Accounting Standards: In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which was effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FASB Interpretation No. 48 did not have a material effect on the condensed consolidated financial statements.
In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. The adoption of FASB Staff Position AUG AIR-1 did not have a material effect on the condensed consolidated financial statements.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.
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

NOTE B — FINANCING ARRANGEMENTS
Notes payable and long-term debt consist of the following:

	March 31,	December 30,
	2007	2006

Revolving line of credit	$850,000	$1,000,000

Term notes	5,592,451	5,970,644

Mortgage loans	3,227,840	3,257,660

Equipment note payable	8,154	9,806

Capital lease obligations	684,613	739,046

	10,363,058	10,977,156
Less — revolving line of credit	850,000	1,000,000
Less — current portion of long-term debt	1,926,779	1,895,436

	$7,586,279	$8,081,720

NOTE C — DEFINED BENEFIT PENSION PLAN
The following table sets forth the components of net periodic benefit cost (in thousands):

	For the quarter ended
	March 31,	April 1,
	2007	2006

Components of net periodic benefit cost:
Interest cost	$88	$85
Expected return on plan assets	(90)	(81)
Amortization of actuarial loss	10	28

Net periodic pension expense	$8	$32

Company contributions paid to the plan for the three month period ended March 31, 2007 totaled $69,756.
NOTE D — INCOME TAXES
The provision for income taxes is as follows (in thousands):

	For the quarter ended
	March 31,	April 1,
	2007	2006

Current provision	$233	$179
Deferred provision	226	—

Total provision	$459	$179

The income tax provision for the three month period ended March 31, 2007, was calculated using an effective rate of 37%. The income tax provision for the three month period ended April 1, 2006, was calculated using an effective rate of 38%.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales.
Sales to the Company’s principal markets are as follows (in thousands):

	For the quarter ended
	March 31,	April 1,
	2007	2006

Aerospace customers	$9,180	$5,870
Non-aerospace customers	3,136	3,726

	$12,316	$9,596

The Company’s sales increased $2,720,000, or 28.3%, for the three months ended March 31, 2007, as compared to the three month period ended April 1, 2006. Sales to aerospace customers increased $3,310,000, or 56.4%, for the three months ended March 31, 2007 as compared to the three month period ended April 1, 2006, due to the increase in shipments of commercial jet engine parts. Sales to non-aerospace customers decreased $590,000, or 15.8% for the three months ended March 31, 2007, as compared to the three month period ended April 1, 2006, primarily due to decreased demand from a customer in the consumer products industry.
Sales and sales increases (decrease) by product line for the three month period ended March 31, 2007 compared to the three month period ended April 1, 2006 were as follows (in thousands):

	For the Three Months Ended
	Mar. 31,	Apr. 1,
Product Line	2007	2006	Change

Precision Aerospace	$6,366	$3,615	$2,751
Apex Machine Tool	5,101	4,843	258
Gros-Ite Spindles	849	1,138	(289)

Total	$12,316	$9,596	$2,720

Sales for the Apex Machine Tool product line increased $258,000, or 5.3%, for the three months ended March 31, 2007, as compared to the three month period ended April 1, 2006. This increase was due to increased sales to new customers as a result of the Company’s diversification initiative, partially offset by a decrease in sales to a customer in the consumer products industry. Based on projections from this consumer products customer for the remainder of 2007, the Company anticipates demand to be at a reduced level from 2006. Based on projections from its other customers, the Company anticipates a continuation of the demand from such customers for the remainder of 2007 for its Apex Machine Tool product line.
Sales for the Precision Aerospace product line increased $2,751,000, or 76.1%, for the three months ended March 31, 2007, as compared to the three month period ended April 1, 2006. The increase was due to increased shipments of jet engine parts to its major aerospace customers. The Company’s sales backlog for Precision Aerospace increased by $2.6 million from December 30, 2006 to March 31, 2007. The Company believes that the aerospace industry’s demand for its machining services will continue to increase. To further increase machining capacity in support of the Precision Aerospace product line, the Company has budgeted over $2,000,000 for additional machinery and equipment yet to be delivered in 2007.
Sales for the Gros-Ite Spindles product line decreased $289,000, or 25.4%, for the three months ended March 31, 2007, as compared to the three month period April 1, 2006. The decrease in sales was due to decreased demand for new spindles, as well as the decreased demand for the repair of all brands of spindles. The Company believes that demand will increase for the remainder of 2007, based on indications from its customers.
As of March 31, 2007, sales backlog was approximately $31,600,000 compared to $28,800,000 as of December 30, 2006. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $20,900,000 of its March 31, 2007 backlog during the remainder of the 2007 fiscal year. The remaining $10,700,000 of backlog is deliverable in fiscal year 2008 and beyond.
Cost of Sales. Cost of sales as a percentage of sales decreased to 80.9% from 83.1%, for the three months ended March 31, 2007, compared to the three month period ended April 1, 2006. The decrease was due primarily to (i) a more profitable mix of products produced and sold and (ii) sales levels increasing in 2007 greater than manufacturing costs due to the fixed element or semi-variable element of certain manufacturing costs.
Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased approximately $96,000, or 9.5%, for the three months ended March 31, 2007, as compared to the three month period ended April 1, 2006. The decrease in these costs was mainly the result of $226,000 of costs associated with expansion of our manufacturing capacity by approximately 24,000 square feet and other non-recurring expenses incurred in the quarter ended April 1, 2006, partially offset by increased bonus and profit sharing and professional costs in the three months ended March 31, 2007.
Interest Expense. Interest expense increased approximately $41,000, or 26.8%, for the three months ended March 31, 2007, as compared to the three month period ended April 1, 2006. This increase was due to increased borrowing levels.
Income Taxes. The income tax provision for the three month period ended March 31, 2007, was calculated using an effective rate of 37%. The income tax provision for the three month period ended April 1, 2006, was calculated using an effective rate of 38%.
Liquidity and Capital Resources.
Net cash provided by operating activities of $875,000 for the three months ended March 31, 2007 resulted primarily from cash earnings, an increase in accrued expenses and a decrease in accounts receivable partially offset by increases in inventories and prepaid expenses and a decrease in accounts payable.
Net cash used in investing activities of $579,000 for the three months ended March 31, 2007, consisted of expenditures primarily for machinery and equipment.
Net cash used in financing activities of $583,000 for the three months ended March 31, 2007, resulted from the repayment of long-term bank debt and the revolving line of credit.
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
Net cash provided by financing activities of $469,000 for the three months ended April 1, 2006, resulted from a borrowing for machinery and equipment financing partially offset by the repayment of long-term bank debt.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management’s Discussion and Analysis and Note A to the Consolidated Financial Statements in the Company’s Annual Report, incorporated by reference in Form 10-K for the Company’s fiscal year 2006, describe the significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates.
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

Stock-Based Compensation Expense- The Company accounts for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). The Black-Scholes option pricing model is utilized to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. As required under SFAS 123R, forfeitures for options granted, which are not expected to vest are estimated. Changes in these assumptions can materially affect the measure of estimated fair value of our share-based compensation.
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
Income Taxes- The Company recognizes deferred tax assets when, based upon available evidence, realization is more likely than not.
All statements other than historical statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company’s business strategy and plans, statements about the adequacy of the Company’s working capital and other financial resources, statements about the Company’s bank agreements, statements about the Company’s backlog, statements about the Company’s action to improve operating performance, and other statements herein that are not of a historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company’s products and services such as general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company’s competitors; the Company’s ability to effectively use business-to-business tools on the Internet to improve operating results; the adequacy of the Company’s revolving credit facility and other sources of capital; and other factors discussed in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2006. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk related to its notes payable and long-term debt is the primary source of financial market risk to the Company.

The interest rate risk is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. The Company’s only variable rate debt instruments are the revolving line of credit and the equipment line of credit. A hypothetical increase of 1% in the interest rate charged on the revolving line of credit would increase annual interest expense by approximately $8,500, based on the March 31, 2007 outstanding balance. A hypothetical increase of 1% in the interest rate on the equipment line of credit would have no effect since the balance at March 31, 2007 was $0.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure and procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
ITEM 4T. CONTROLS AND PROCEDURES
Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 30, 2006.

EXHIBIT INDEX

ITEM 6.	EXHIBITS

3.1	EDAC’s Amended and Restated Articles of Incorporation

3.2	EDAC’s Amended and Restated By-laws

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.
* Incorporated by reference
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION
May 3, 2007	By:	/s/ Glenn L. Purple
Glenn L. Purple, Chief Financial
Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1	EDAC’s Amended and Restated Articles of Incorporation (1)

3.2	EDAC’s Amended and Restated By-laws (2)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.
(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No. 1.

(2)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.
* Filed herewith.