Form 10-Q
period 2007-06-30
EDAC TECHNOLOGIES CORP
filed 2007-08-02
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-14275
EDAC Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-1515599

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)
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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     On July 31, 2007 there were outstanding 4,613,103 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$1,295,643	$925,197
Trade accounts receivable, (net of allowance for doubtful accounts of $110,000 as of June 30, 2007 and December 30, 2006)	7,101,595	7,331,226
Inventories, net	7,993,124	8,234,866
Prepaid expenses and other	108,527	56,438
Refundable income taxes	140,650	140,650
Deferred income taxes	211,394	211,394

TOTAL CURRENT ASSETS	16,850,933	16,899,771

PROPERTY, PLANT, AND EQUIPMENT	31,785,360	30,646,744
less-accumulated depreciation	21,448,938	20,315,938

	10,336,422	10,330,806

DEFERRED INCOME TAXES	802,786	1,248,786

OTHER ASSETS	74,583	86,001

TOTAL ASSETS	$28,064,724	$28,565,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 30,
	2007	2006
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Equipment line of credit	$756,340	$—
Revolving line of credit	—	1,000,000
Current portion of long-term debt	1,959,503	1,895,436
Trade accounts payable	3,586,054	4,806,090
Accrued employee compensation and amounts withheld	1,697,205	1,511,820
Other accrued expenses	328,084	355,415
Customer advances	116,552	120,767

TOTAL CURRENT LIABILITIES	8,443,738	9,689,528

LONG-TERM DEBT,
less current portion	7,083,514	8,081,720

OTHER LONG-TERM LIABILITIES	163,981	163,981

SHAREHOLDERS’ EQUITY:
Common stock, par value $.0025 per share; 10,000,000 shares authorized; issued – 4,583,103 on June 30, 2007 and 4,526,437 on December 30, 2006	11,458	11,316
Additional paid-in capital	9,672,941	9,530,688
Retained earnings	4,172,133	2,571,172

	13,856,532	12,113,176
Less: accumulated other comprehensive loss	1,483,041	1,483,041

TOTAL SHAREHOLDERS’ EQUITY	12,373,491	10,630,135

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,064,724	$28,565,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Sales	$12,467,061	$9,580,774	$24,782,699	$19,176,353
Cost of sales	10,020,820	7,816,023	19,988,914	15,786,957

Gross profit	2,446,241	1,764,751	4,793,785	3,389,396

Selling, general and administrative expenses	980,025	970,278	1,897,650	1,984,143

Income from operations	1,466,216	794,473	2,896,135	1,405,253

Non-operating income (expense):
Interest expense	(170,053)	(165,076)	(364,489)	(318,475)
Other	5,520	41,634	10,315	56,022

Income before income taxes	1,301,683	671,031	2,541,961	1,142,800

Provision for income taxes	482,000	257,000	941,000	436,000

Net income	$819,683	$414,031	$1,600,961	$706,800

Income per share data (Note A):

Basic	$0.18	$0. 09	$0.35	$0. 16

Diluted	$0.17	$0. 09	$0.33	$0. 15

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,	July 1,
	2007	2006
Operating Activities:
Net income	$1,600,961	$706,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,144,418	1,019,688
Deferred income taxes	446,000	74,000
Gain on sale of property, plant & equipment	—	(25,540)
Stock compensation expense Pursuant to stock options	27,612	18,401
Excess tax benefit from share-based compensation	(62,000)	(4,000)
Changes in working capital items	(646,913)	(1,204,660)

Net cash provided by operating activities	2,510,078	584,689

Investing Activities:
Additions to property, plant and equipment	(1,138,616)	(1,900,889)
Proceeds from sale of property, plant and equipment	—	50,400

Net cash used in investing activities	(1,138,616)	(1,850,489)

Financing Activities:
Decrease in lines of credit, net	(243,660)	—
Repayments of long-term debt	(934,139)	(737,841)
Borrowing on long-term debt	—	818,877
Proceeds from exercise of options and issuance of common stock	114,783	10,158
Excess tax benefit from share-based compensation	62,000	4,000

Net cash (used in) provided by financing activities	(1,001,016)	95,194

Increase (decrease) in cash	370,446	(1,170,606)
Cash at beginning of period	925,197	2,468,964

Cash at end of period	$1,295,643	$1,298,358

Supplemental Disclosure of Cash Flow Information:
Interest paid	$364,489	$318,475
Income taxes paid	515,973	316,025
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2006.
Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow moving and has provided a full reserve for these parts. As of June 30, 2007 and December 30, 2006, inventories consisted of the following:

	June 30,	December 30,
	2007	2006
Raw materials	$1,088,219	$1,972,871
Work-in-progress	6,097,629	5,636,354
Finished goods	1,455,582	1,271,208

	8,641,430	8,880,433

Reserve for excess and obsolete	(648,306)	(645,567)

Inventories, net	$7,993,124	$8,234,866

Income per share: The number of shares used in the income per common share computations for the three and six month periods ended June 30, 2007 and July 1, 2006 are as follows:

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Basic:
Average common shares outstanding	4,571,853	4,515,104	4,554,294	4,511,175

Diluted:
Dilutive effect of stock options	349,019	285,792	331,449	284,934

Average common shares diluted	4,920,872	4,800,896	4,885,743	4,796,109

Options excluded since anti-dilutive	—	37,000	32,000	47,000

Comprehensive Income: Comprehensive income is the same as net income for the three and six month periods ended June 30, 2007 and July 1, 2006, since the valuation used in connection with determining the amount of the change in the Company’s unfunded pension liability is determined at the end of the year.
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
We adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal tax and state tax examinations for years before 2001. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after

November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.
NOTE B — FINANCING ARRANGEMENTS
Notes payable and long-term debt consist of the following:

	June 30,	December 30,
	2007	2006
Equipment line of credit	$756,340	$—

Revolving line of credit	—	1,000,000

Term notes	5,209,303	5,970,644

Mortgage loans	3,198,121	3,257,660

Equipment note payable	6,469	9,806

Capital lease obligations	629,124	739,046

	9,799,357	10,977,156
Less – equipment line of credit	756,340	—
Less – revolving line of credit	—	1,000,000
Less — current portion of long-term debt	1,959,503	1,895,436

	$7,083,514	$8,081,720

On July 18, 2007, the Company’s equipment line of credit with TD Banknorth N.A. was amended to provide up to $4,700,000 for eligible equipment purchases during the period August 1, 2007 through July 31, 2008. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2008, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 2%. As of July 18, 2007 advances on the equipment line of credit in the amount of $1,515,540 were converted to a term note due in 60 monthly installments of $30,432 including interest at 7.47%.
The Company’s credit facility with TD Banknorth N.A. includes a revolving line of credit which provides for borrowing up to $5,000,000, limited to an amount determined by a formula based on percentages of receivables and inventory. Although payable on demand, the revolving line of credit is reviewed annually by the bank and renewed at its discretion. As of July 18, 2007, the bank renewed the Company’s $5,000,000 revolving line of credit.

NOTE C — DEFINED BENEFIT PENSION PLAN
The following table sets forth the components of net periodic benefit cost (in thousands):

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Interest cost	$88	$85	$176	$170
Expected return on plan assets	(90)	(81)	(180)	(162)
Amortization of actuarial loss	10	28	20	56

Net periodic pension expense	$8	$32	$16	$64

Company contributions paid to the plan for the three and six month periods ended June 30, 2007 totaled $69,756 and $139,512, respectively.
NOTE D — INCOME TAXES
The provision for income taxes is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Current provision	$262	$213	$495	$362
Deferred provision	220	44	446	74

Total provision	$482	$257	$941	$436

The income tax provisions for the three and six month periods ended June 30, 2007 were calculated using an effective rate of 37%. The income tax provisions for the three and six month periods ended July 1, 2006, were calculated using an effective rate of 38%.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales.
Sales to the Company’s principal markets are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Aerospace customers	$9,332	$6,148	$18,512	$12,018
Non-aerospace customers	3,135	3,433	6,271	7,158

	$12,467	$9,581	$24,783	$19,176

The Company’s sales increased $2,886,000, or 30.1%, and $5,607,000, or 29.2% for the three and six month periods ended June 30, 2007, respectively, as compared to the three and six month periods ended July 1, 2006. Sales to aerospace customers increased $3,184,000, or 51.8%, and $6,494,000, or 54.0%, for the three months and six months ended June 30, 2007, respectively, as compared to the three and six month periods ended July 1, 2006, due to the increase in shipments of commercial jet engine parts. Sales to non-aerospace customers decreased $298,000, or 8.7%, and $887,000, or 12.4%, for the three and six months ended June 30, 2007, respectively, as compared to the three and six month periods ended July 1, 2006, primarily due to decreased demand from a customer in the consumer products industry.
Sales and sales increases (decreases) by product line for the three and six month periods ended June 30, 2007 compared to the three and six month periods ended July 1, 2006 were as follows (in thousands):

	For the Three Months Ended
	June 30,	July 1,
Product Line	2007	2006	Change
Precision Aerospace	$6,610	$3,709	$2,901
Apex Machine Tool	4,789	4,724	65
Gros-Ite Spindles	1,068	1,148	(80)

Total	$12,467	$9,581	$2,886

	For the Six Months Ended
	June 30,	July 1,
Product Line	2007	2006	Change
Precision Aerospace	$12,977	$7,324	$5,653
Apex Machine Tool	9,889	9,566	323
Gros-Ite Spindles	1,917	2,286	(369)

Total	$24,783	$19,176	$5,607

Sales for the Precision Aerospace product line increased $2,901,000, or 78.2%, and $5,653,000, or 77.2%, for the three and six months ended June 30, 2007, as compared to the three and six months ended July 1, 2006. The increase was due to increased shipments of jet engine parts to its major aerospace customers. The Company’s sales backlog for Precision Aerospace increased by $2.1 million from December 30, 2006 to $24.9 million at June 30, 2007. The Company believes that the aerospace industry’s demand for its machining services will continue to increase. To further increase machining capacity in support of the Precision Aerospace product line, the Company has ordered over $1,400,000 for additional machinery and equipment yet to be placed in service in 2007.
Sales for the Apex Machine Tool product line increased $65,000, or 1.4% and $323,000, or 3.4%, for the three and six month periods ended June 30, 2007, as compared to the three and six months ended July 1, 2006. This increase was due to increased sales to new customers as a result of the Company’s diversification initiative, partially offset by a decrease in sales to a customer in the consumer products industry. Based on projections from this consumer products customer for the remainder of 2007, the Company anticipates demand to be at a reduced level from 2006. Based on projections from its other customers, the Company anticipates a continuation of the demand from such customers for the remainder of 2007 for its Apex Machine Tool product line.
Sales for the Gros-Ite Spindles product line decreased $80,000, or 7.0%, and $369,000 or 16.1% for the three and six months ended June 30, 2007, as compared to the three and six months ended July 1, 2006. The decrease in sales was due to decreased demand for new spindles, as well as the decreased demand for the repair of all brands of spindles. The Company believes that demand will remain at these levels for the remainder of 2007, based on indications from its customers.
As of June 30, 2007, the Company’s sales backlog was approximately $31,500,000 compared to $28,800,000 as of December 30, 2006. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $17,900,000 of its June 30, 2007 backlog during the remainder of the 2007 fiscal year. The remaining $13,600,000 of backlog is deliverable in fiscal year 2008 and beyond.
Cost of Sales. Cost of sales as a percentage of sales decreased to 80.4% from 81.6%, for the three months ended June 30, 2007, compared to the three month period ended July 1, 2006. Cost of sales as a percentage of sales decreased to 80.7%, from 82.3%, for the six months ended June 30, 2007, compared to the six month period ended July 1, 2006. The decreases were due primarily to (i) a more profitable mix of products produced and sold and (ii) sales levels increasing in 2007 greater than manufacturing costs due to the fixed element or semi-fixed element of certain manufacturing costs.
Selling, General & Administrative Expenses. Selling, general and administrative expenses increased approximately $10,000, or 1.0%, and decreased $86,000 or 4.4%, for the three and six month periods ended June 30, 2007, respectively, compared to the three and six month periods ended July 1, 2006.
The decrease in these costs for the six months ended June 30, 2007 was mainly the result of $342,000 of costs associated with expansion of our manufacturing capacity by approximately 24,000 square feet and other non-recurring expenses incurred in the six months ended July 1, 2006, partially offset by increased bonus, profit sharing, and professional costs and initial fees for NASDAQ listing in the six months ended June 30, 2007.
Interest Expense. Interest expense increased approximately $5,000, or 3.0%, and 46,000, or 14.4% for the three and six month periods ended June 30, 2007, respectively, compared to the three and six month periods ended July 1, 2006. This increase was due to increased borrowing levels.
Income Taxes. The income tax provision for the three and six months ended June 30, 2007, was calculated using an effective rate of 37%. The income tax provision for the three and six month periods ended July 1, 2006, was calculated using an effective rate of 38%.

Liquidity and Capital Resources.
Cash Flow from Operating Activities

	Six Months Ended
	June 30,	July 1,
	2007	2006
Net cash flows provided by operating activities:	$2,510,000	$585,000
Impacting operating cash flow for the first half of 2007 was an increased use of cash flow for working capital items of $647,000. Accounts payable decreased by $1,220,000 to more normal levels from the higher levels that had been caused by the receipt of substantial amounts of raw materials at the end of 2006 and earlier this year. Inventory decreased slightly due to the processing of raw materials, but is expected to remain at high levels due to our strong aerospace backlog. Relative to the prior year, operating cash flow was adversely impacted by increased use of cash for working capital items of $1,205,000 due mainly to increased receivable amounts.
Cash Flow from Investing Activities

	Six Months Ended
	June 30,	July 1,
	2007	2006
Net cash flows used in investing activities:	$1,139,000	$1,851,000
Cash used in investing activities reflects the acquisition of machinery and equipment. The Company is currently installing $1 million of machinery which will be operational in the third quarter. For the year, capital expenditures are budgeted at $3.7 million.
Cash Flow from Financing Activities

	Six Months Ended
	June 30,	July 1,
	2007	2006
Net cash flows (used in) provided by financing activities:	($1,001,000)	$95,000
During the six months ended June 30, 2007, payments on the revolving line of credit of $1,000,000 and $934,000 against term debt were partially offset by the advance of $756,000 on the equipment line of credit.
The Company’s credit facility with TD Banknorth N.A. includes a revolving line of credit which provides for borrowing up to $5,000,000, limited to an amount determined by a formula based on percentages of receivables and inventory. Although payable on demand, the revolving line of credit is reviewed annually by the bank and renewed at its discretion. As of July 18, 2007, the bank renewed the Company’s $5,000,000 revolving line of credit.
On July 18, 2007, the Company’s equipment line of credit with TD Banknorth N.A. was amended to provide up to $4,700,000 for eligible equipment purchases during the period August 1, 2007 through July 31, 2008. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2008, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 2%. As of July 18, 2007, outstanding advances on the equipment line of credit in the amount of $1,515,540 were converted to a term note due in 60 monthly installments of $30,432 including interest at 7.47%.
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
Income Taxes — The Company recognizes deferred tax assets when, based upon available evidence, realization is more likely than not.
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
The interest rate risk is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. The Company’s only variable rate debt instruments are the revolving line of credit and the equipment line of credit. A hypothetical increase of 1% in the interest rate charged on the revolving line of credit would have no effect since the balance at June 30, 2007 was $0. A hypothetical increase of 1% in the interest rate on the equipment line of credit would increase annual interest expense by approximately $7,500, based on the June 30, 2007 outstanding balance.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure and procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
ITEM 4T. CONTROLS AND PROCEDURES
Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 30, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 6, 2007 the Company held its annual meeting of shareholders. The following directors were elected at the meeting:

	Votes	Votes
Director	Cast For	Withheld
Joseph Lebel	3,458,959	811,970
Dominick A. Pagano	3,455,635	815,294
Stephen J. Raffay	3,460,059	810,870
Ross C. Towne	3,457,629	813,300
Daniel C. Tracy	3,458,459	812,470
At the same meeting, the appointment of Carlin, Charron & Rosen LLP as auditors for the Company for the fiscal year ending December 29, 2007 was ratified with a vote of 3,791,300 for 85,528 against and 394,101 abstained.

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

EDAC TECHNOLOGIES CORPORATION

August 1, 2007	By	/s/ Glenn L. Purple
Glenn L. Purple, Chief Financial
Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1	EDAC’s Amended and Restated Articles of Incorporation (1)

3.2	EDAC’s Amended and Restated By-laws (2)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

*	Filed herewith.