Form 10-Q
period 2007-09-29
EDAC TECHNOLOGIES CORP
filed 2007-11-01
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
          On October 26, 2007 there were outstanding 4,613,103 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	December 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$2,750,300	$925,197
Trade accounts receivable, (net of allowance for doubtful accounts of $110,000 as of September 29, 2007 and December 30, 2006)	7,752,080	7,331,226
Inventories, net	7,668,798	8,234,866
Prepaid expenses and other	147,302	56,438
Refundable income taxes	—	140,650
Deferred income taxes	211,394	211,394

TOTAL CURRENT ASSETS	18,529,874	16,899,771

PROPERTY, PLANT, AND EQUIPMENT	32,952,486	30,646,744
less-accumulated depreciation	22,013,938	20,315,938

	10,938,548	10,330,806

DEFERRED INCOME TAXES	561,786	1,248,786

OTHER ASSETS, net	68,874	86,001

TOTAL ASSETS	$30,099,082	$28,565,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	December 30,
	2007	2006
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving line of credit	$—	$1,000,000
Current portion of long-term debt	2,254,095	1,895,436
Trade accounts payable	4,408,010	4,806,090
Accrued employee compensation and amounts withheld	1,827,462	1,511,820
Other accrued expenses	246,214	355,415
Customer advances	131,689	120,767

TOTAL CURRENT LIABILITIES	8,867,470	9,689,528

LONG-TERM DEBT, less current portion	7,786,004	8,081,720

OTHER LONG-TERM LIABILITIES	163,981	163,981

SHAREHOLDERS’ EQUITY:
Common stock, par value $.0025 per share; 10,000,000 shares authorized; issued – 4,613,103 on September 29, 2007 and 4,526,437 on December 30, 2006	11,533	11,316
Additional paid-in capital	9,716,672	9,530,688
Retained earnings	5,036,463	2,571,172

	14,764,668	12,113,176
Less: accumulated other comprehensive loss	1,483,041	1,483,041

TOTAL SHAREHOLDERS’ EQUITY	13,281,627	10,630,135

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,099,082	$28,565,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended_
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006
Sales	$12,525,403	$8,178,356	$37,308,102	$27,354,709
Cost of sales	10,012,338	7,071,446	30,001,252	22,858,403

Gross profit	2,513,065	1,106,910	7,306,850	4,496,306

Selling, general and administrative expenses	980,308	681,405	2,877,958	_2,665,548

Income from operations	1,532,757	425,505	4,428,892	1,830,758

Non-operating income (expense):
Interest expense	(179,324)	(167,069)	(543,813)	(485,544)
Other	18,897	17,619	29,212	73,641

Income before income taxes	1,372,330	276,055	3,914,291	1,418,855

Provision for income taxes	508,000	105,000	1,449,000	541,000

Net income	$864,330	$171,055	$2,465,291	$877,855

Income per share data (Note A):

Basic	$0.19	$0.04	$0.54	$0.19

Diluted	$0.17	$0.04	$0.50	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	Sept. 29,	Sept. 30,
	2007	2006
Operating Activities:
Net income	$2,465,291	$877,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,715,127	1,514,127
Deferred income taxes	687,000	92,000
Gain on sale of property, plant & equipment	—	(25,540)
Stock compensation expense pursuant to stock options	41,418	27,587
Excess tax benefit from share-based compensation	(150,400)	(4,000)
Changes in working capital items	14,283	(262,282)

Net cash provided by operating activities	4,772,719	2,219,747

Investing Activities:
Additions to property, plant and equipment	(2,305,742)	(3,101,837)
Proceeds from sale of property, plant and equipment	—	50,400

Net cash used in investing activities	(2,305,742)	(3,051,437)

Financing Activities:
Decrease in line of credit	(1,000,000)	—
Repayments of long-term debt	(1,452,597)	(1,133,141)
Borrowing on long-term debt	1,515,540	1,270,389
Deferred loan fees	—	(1,750)
Proceeds from exercise of options and issuance of common stock	144,783	10,158
Excess tax benefit from share-based compensation	150,400	4,000

Net cash (used in) provided by financing activities	(641,874)	149,656

Increase (decrease) in cash	1,825,103	(682,034)
Cash at beginning of period	925,197	2,468,964

Cash at end of period	$2,750,300	$1,786,930

Supplemental Disclosure of Cash Flow Information:
Interest paid	$543,813	$485,544
Income taxes paid	916,648	446,025
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 29, 2007
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2006.
Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow moving and has provided a full reserve for these parts. As of September 29, 2007 and December 30, 2006, inventories consisted of the following:

	September 29,	December 30,
	2007	2006
Raw materials	$1,303,906	$1,972,871
Work-in-progress	5,774,877	5,636,354
Finished goods	1,238,321	1,271,208

	8,317,104	8,880,433

Reserve for excess and obsolete	(648,306)	(645,567)

Inventories, net	$7,668,798	$8,234,866

Income per share: The number of shares used in the income per common share computations for the three and nine month periods ended September 29, 2007 and September 30, 2006 are as follows:

	For the three months ended		For the nine months ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Basic:
Average common shares outstanding	4,605,603	4,518,437	4,571,936	4,513,354

Diluted:
Dilutive effect of stock options	348,367	266,020	337,494	277,851

Average common shares diluted	4,953,970	4,784,457	4,909,430	4,791,205

Options excluded since anti-dilutive	—	92,000	—	92,000

Comprehensive Income: Comprehensive income is the same as net income for the three and nine month periods ended September 29, 2007 and September 30, 2006, since the valuation used in connection with determining the amount of the change in the Company’s unfunded pension liability is determined at the end of the year.
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
NOTE B — FINANCING ARRANGEMENTS
Notes payable and long-term debt consist of the following:

	September 29,	December 30,
	2007	2006
Revolving line of credit	$—	$1,000,000

Term notes	6,294,359	5,970,644

Mortgage loans	3,168,493	3,257,660

Equipment note payable	4,751	9,806

Capital lease obligations	572,496	739,046

	10,040,099	10,977,156
Less – revolving line of credit	—	1,000,000
Less — current portion of long-term debt	2,254,095	1,895,436

	$7,786,004	$8,081,720

On July 18, 2007, the Company entered into a $1,515,540 term note to finance the purchase price of previously acquired equipment, which is payable in 60 payments of $30,432 including interest at 7.47%.
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
NOTE C – DEFINED BENEFIT PENSION PLAN
The following table sets forth the components of net periodic benefit cost (in thousands):

	For the three months ended		For the nine months ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Interest cost	$88	$85	$263	$255
Expected return on plan assets	(90)	(81)	(268)	(243)
Amortization of actuarial loss	10	28	30	84

Net periodic pension expense	$8	$32	$25	$96

Company contributions paid to the plan for the three and nine month periods ended September 29, 2007 totaled $69,756 and $209,268, respectively.
NOTE D – INCOME TAXES
The provision for income taxes is as follows (in thousands):

	For the three months ended		For the nine months ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Current provision	$267	$87	$762	$449
Deferred provision	241	18	687	92

Total provision	$508	$105	$1,449	$541

The income tax provisions for the three and nine month periods ended September 29, 2007 were calculated using an effective rate of 37%. The income tax provisions for the three and nine month periods ended September 30, 2006 were calculated using an effective rate of 38%.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales.
Sales to the Company’s principal markets are as follows (in thousands):

	For the three months ended		For the nine months ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Aerospace customers	$8,984	$4,716	$27,496	$16,734
Non-aerospace customers	3,541	3,462	9,812	10,621

	$12,525	$8,178	$37,308	$27,355

The Company’s sales increased $4,347,000 or 53.2%, and $9,953,000, or 36.4% for the three and nine month periods ended September 29, 2007, respectively, as compared to the three and nine month periods ended September 30, 2006. Sales to aerospace customers increased $4,268,000, or 90.5%, and $10,762,000, or 64.3%, for the three and nine month periods ended September 29, 2007, respectively, as compared to the three and nine month periods ended September 30, 2006, due to the increase in shipments of commercial jet engine parts. Sales to non-aerospace customers increased $79,000, or 2.3%, and decreased $809,000, or 7.6%, for the three and nine month periods ended September 29, 2007, respectively, as compared to the three and nine month periods ended September 30, 2006, The decrease is primarily due to decreased demand commencing in the second quarter of 2006 from a customer in the consumer products industry.
Sales and sales increases (decreases) by product line for the three and nine month periods ended September 29, 2007 compared to the three and nine month periods ended September 30, 2006 were as follows (in thousands):

	For the Three Months Ended
	Sept. 29,	Sept. 30,
Product Line	2007	2006	Change
Precision Aerospace	$6,867	$3,617	$3,250
Apex Machine Tool	4,714	3,565	1,149
Gros-Ite Spindles	944	996	(52)

Total	$12,525	$8,178	$4,347

	For the Nine Months Ended
	Sept. 29,	Sept. 30,
Product Line	2007	2006	Change
Precision Aerospace	$19,844	$10,941	$8,903
Apex Machine Tool	14,603	13,132	1,471
Gros-Ite Spindles	2,861	3,282	(421)

Total	$37,308	$27,355	$9,953

Sales for the Precision Aerospace product line increased $3,250,000, or 89.9%, and $8,903,000, or 81.4%, for the three and nine month periods ended September 29, 2007, respectively, as compared to the three and nine month periods ended September 30, 2006. The increase was due to increased shipments of jet engine parts to its major aerospace customers. The Company’s sales backlog for Precision Aerospace increased by $1.7 million from December 30, 2006 to $24.5 million at September 29, 2007. The Company believes that the aerospace industry’s demand for its machining services will continue to increase. To further increase machining capacity in support of the Precision Aerospace product line, the Company has ordered over $600,000 of additional machinery and equipment yet to be placed in service in 2007.
Sales for the Apex Machine Tool product line increased $1,149,000, or 32.2% and $1,471,000, or 11.2%, for the three and nine month periods ended September 29, 2007, respectively, as compared to the three and nine months ended September 30, 2006. This increase was due to increased sales to new customers as a result of the Company’s diversification initiative, partially offset by a decrease in sales to a customer in the consumer products industry. Based on projections from this consumer products customer for the remainder of 2007, the Company anticipates demand to be at a reduced level from 2006. Based on projections from its other customers, the Company anticipates a continuation of the demand from such customers for the remainder of 2007 for its Apex Machine Tool product line.
Sales for the Gros-Ite Spindles product line decreased $52,000, or 5.2%, and $421,000 or 12.8% for the three and nine month periods ended September 29, 2007, respectively, as compared to the three and nine month periods ended September 30, 2006. The decrease in sales was due to decreased demand for new spindles, as well as the decreased demand for the repair of all brands of spindles. The Company believes that demand will remain at these levels for the remainder of 2007, based on indications from its customers.
As of September 29, 2007, the Company’s sales backlog was approximately $31,900,000 compared to $28,800,000 as of December 30, 2006. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $9,600,000 of its September 29, 2007 backlog during the remainder of the 2007 fiscal year. The remaining $22,300,000 of backlog is deliverable in fiscal year 2008 and beyond.
Cost of Sales. Cost of sales as a percentage of sales decreased to 79.9% from 86.5%, for the three month period ended September 29, 2007, compared to the three month period ended September 30, 2006. Cost of sales as a percentage of sales decreased to 80.4%, from 83.6%, for the nine month period ended September 29, 2007 compared to the nine month period ended September 30, 2006. The decreases were due primarily to (i) a more profitable mix of products produced and sold and (ii) sales levels increasing in 2007 greater than manufacturing costs due to the fixed element or semi-fixed element of certain manufacturing costs.
Selling, General & Administrative Expenses. Selling, general and administrative expenses increased approximately $299,000, or 43.9%, and $212,000 or 8.0%, for the three and nine month periods ended September 29, 2007, respectively, compared to the three and nine month periods ended September 30, 2006.
The increase in these costs for the nine months ended September 29, 2007 was mainly the result of increased incentive compensation, professional costs, and initial fees for NASDAQ listing.
Interest Expense. Interest expense increased approximately $12,000, or 7.3%, and 58,000, or 12.0% for the three and nine month periods ended September 29, 2007, respectively, compared to the three and nine month periods ended September 30, 2006. This increase was due to increased borrowing levels.
Income Taxes. The income tax provision for the three and nine month periods ended September 29, 2007, was calculated using an effective rate of 37%. The income tax provision for the three and nine month periods ended September 30, 2006, was calculated using an effective rate of 38%.
Liquidity and Capital Resources.
Cash Flow from Operating Activities

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Net cash flows provided by operating activities:	$4,773,000	$2,220,000
Impacting operating cash flow for the first nine months of 2007 was a source of cash flow for working capital items of $14,000. Accounts payable decreased by $398,000 from the higher levels that had been caused by the receipt of substantial amounts of raw materials at the end of 2006 and the first quarter of this year. Inventory decreased by $566,000 due to the processing of raw materials, but is expected to remain at higher levels compared to periods prior to the third quarter of 2006, due to our aerospace backlog. During the prior year period, operating cash flow was adversely impacted by increased use of cash for working capital items of $262,000 due mainly to increased inventories.
Cash Flow from Investing Activities

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Net cash flows used in investing activities:	$2,306,000	$3,051,000
Cash used in investing activities reflects the acquisition of machinery and equipment. For the year, capital expenditures are projected at $3.0 million.
Cash Flow from Financing Activities

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Net cash flows (used in) provided by financing activities:	$(642,000)	$150,000
During the nine months ended September 29, 2007, payments on the revolving line of credit of $1,000,000 and $1,453,000 against term debt were partially offset by a new term note in the amount of $1,516,000.

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
The interest rate risk is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. The Company’s only variable rate debt instruments are the revolving line of credit and the equipment line of credit. A hypothetical increase of 1% in the interest rate charged would have no effect on the revolving line of credit or the equipment line of credit since the current balances are $0.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure and procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 29, 2007 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
ITEM 4T. CONTROLS AND PROCEDURES
Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the three months ended September 29, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 30, 2006.
ITEM 6. EXHIBITS

3.1*	EDAC’s Amended and Restated Articles of Incorporation

3.2*	EDAC’s Amended and Restated By-laws

10.1*	Term Note dated as of July 18, 2007 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Incorporated by reference
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION

October 31, 2007	By	/s/Glenn L. Purple
Glenn L. Purple, Chief Financial
Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION
3.1	EDAC’s Amended and Restated Articles of Incorporation (1)

3.2	EDAC’s Amended and Restated By-laws (2)

10.1	Term Note dated as of July 18, 2007 by and among EDAC, (3) Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

(3)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated July 18, 2007.

*	Filed herewith.