Form 10-K
period 2007-12-29
EDAC TECHNOLOGIES CORP
filed 2008-03-20
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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
Common Stock, $.0025 par value

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑.
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑
As of June 30, 2007, the aggregate market value of the registrant’s Common Stock (based upon the $9.28 closing price on that date on the NASDAQ Capital Market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers — does not constitute an admission as to affiliate status) was approximately $37,626,298.
As of March 18, 2008, there were 4,666,970 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Into Which Portions of
DOCUMENT	Document are Incorporated

Annual Report to Shareholders for the fiscal year ended December 29, 2007	Part II

Proxy Statement relating to the 2008 Annual Meeting of Shareholders	Part III
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

PART I
Item 1. Business.
General
     The accompanying consolidated financial statements include EDAC Technologies Corporation (“We”, “Us”, “EDAC” or the “Company”) and its wholly-owned subsidiaries, Gros-Ite Industries and Apex Machine Tool Company, Inc. We provide complete design, manufacture and service meeting the precision requirements of some of the most exacting customers in the world for tooling, fixtures, molds, jet engine components and machine spindles. The Company and its subsidiaries operate as one business segment.
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
Marketing and Competition
     The Company developed its high skill level by serving the aerospace industry for over 50 years. For the fiscal year ended December 29, 2007, sales to United Technologies Corporation amounted to approximately 46% of our net sales. We provide a range of components, tooling, fixtures and design services for this aerospace company. Although, we have expanded our commitment to serving the manufacturing needs of a broad base of industrial customers, the loss of this customer, or a significant decrease in the amount of business we do with this customer, could have a material adverse effect on our business.
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
Backlog
     Our backlog as of December 29, 2007, was approximately $30,100,000 compared to $28,800,000 as of December 30, 2006. The increase is primarily due to increased orders in our Precision Aerospace product line and our Apex Machine Tool product line, partially offset by decreased orders in our Gros-Ite Spindle product line. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as three years. We presently expect to complete approximately $21,400,000 of our December 29, 2007 backlog during the 2008 fiscal year. Total Company backlog increased from $30.1 million at December 29, 2007 to $51.0 million at February 23, 2008. Approximately $18 million of this increase was from a new aerospace customer with deliveries scheduled from 2009 through 2012.
     We maintain a website with the address www.edactechnologies.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.
Employees
     As of March 4, 2008, we had approximately 223 employees.
Item 1A. Risk factors.
     Our business, operating results, financial condition and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results.
     For a discussion of other matters which may affect our financial condition, results of operations or cash flows, see the further discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report.
We depend on revenues from a small number of significant customers. Any loss, cancellation, reduction or delay in purchases by these customers could harm our business.
     Our top customer accounted for 46% of our net sales during fiscal 2007. Our success will depend on our continued ability to develop and manage relationships with this and other significant customers. Some of our customers could in the future shift some or all of their purchases from us to our competitors, or to other sources, or bring such business in-house. The loss one or more of our largest aerospace customers, a significant reduction or delay in sales to one or more of these customers, an inability to successfully develop relationships with new customers, or future price concessions we could make to retain customers could significantly reduce our sales and profitability.

Our financial performance is dependent on the conditions of the aerospace industry
     Shipments to our aerospace customers, which generated 74 percent of our revenues in 2007, are directly tied to the economic conditions in the commercial aviation and defense industries. The aviation industry is cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a wide variety of factors including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Also, since a significant portion of the backlog for commercial customers is scheduled for delivery beyond 2008, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. A reduction in capital spending in the aviation or defense industries could have a significant effect on the sales of our Precision Aerospace and Apex Machine Tool product lines, which could have an adverse effect on our financial performance or results of operations.
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
     Further, the consolidation and combination of defense or other manufacturers may eliminate customers from the industry and/or put downward pricing pressures on sales of component parts. For example, the consolidation that has occurred in the defense industry in recent years has significantly reduced the overall number of defense contractors in the industry. In addition, if one of our customers is acquired or merged with another entity, the new entity may discontinue using us as a supplier because of an existing business relationship of the acquiring company or because it may be more efficient to consolidate certain suppliers within the newly formed enterprise. The significance of the impact that such consolidation may have on our business is difficult to predict because we do not know when or if one or more of our customers will engage in merger or acquisition activity. However, if such activity involved our material customers it could materially impact our revenues and profitability.
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
We maintain a frozen defined benefit pension plan.
     Declines in the stock market and prevailing interest rates could cause an increase in our pension benefit expenses in the future and result in reductions in our pension fund asset values and increases in our pension benefit obligations. These changes could cause a reduction in our net worth and may require us to make higher cash contributions to our pension plan in the future.
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
We face costs and risks associated with maintaining effective internal control over financial reporting.
     Section 404 of the Sarbanes —Oxley Act of 2002 (“Section 404”) requires our management to include in our annual reports on Form 10-K, their report on the operating effectiveness of the Company’s internal controls over financial reporting. Carlin, Charron & Rosen, LLP, our independent registered public accounting firm, will be required to attest to the effectiveness of our internal control over financial reporting beginning with the year ended January 2, 2010. The process of maintaining and evaluating the effectiveness of our internal control over financial reporting requires us to incur expense and to devote resources on an on-going basis.
     In the event that our management or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to regulatory scrutiny and a loss of confidence among our current and potential shareholders and customers in our financial reporting and disclosure, which could adversely affect our business.
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

	Square	Owned or	Principal
Address	Feet	Leased	Activity

1790 New Britain Ave. Farmington, CT. 06032	47,000	Owned (1)	Manufacturing Design engineering services

1798 New Britain Ave. Farmington, CT. 06032	20,800	Owned (1)	Design and manufacture of spindles

1806 New Britain Ave. Farmington, CT. 06032	19,200	Owned (1)	Manufacturing Corporate offices

21 Spring Lane Farmington, CT. 06032	44,000	Owned (1)	Manufacturing Warehouse

35 Holland Dr. (2) Newington, CT 06111	14,400	Owned	Repair

(1)	Property subject to mortgage securing certain corporate indebtedness.

(2)	Property acquired as part of the Company’s acquisition of certain assets of MTU Aero Engines North America, Inc.’s Repair Business Unit.
Item 3. Legal Proceedings.
     We are not a party to any material pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Information in response to this item is incorporated herein by reference to “Market Information” on pages 4 through 5 of our 2007 Annual Report to Shareholders. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Form 10-K
Item 6. Selected Financial Data.
     Information in response to this item is incorporated herein by reference to “Selected Financial Information” on page 6 of our 2007 Annual Report to Shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Information in response to this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 7 through 13 of our 2007 Annual Report to Shareholders.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
     Not required under Regulation S-K for “smaller reporting companies”
Item 8. Financial Statements and Supplementary Data.
     Information in response to this item is incorporated herein by reference to pages 14 through 32 of our 2007 Annual Report to Shareholders.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
     None
Item 9A(T). Controls and Procedures.
Disclosure Controls and Procedures.
     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 29, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including the

Company’s Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting.
     There has been no change in the Company’s internal control over financial reporting during the Company’s fiscal year ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting.
     The management of EDAC is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of EDAC’s internal control over financial reporting as of December 29, 2007. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Internal Framework. Management concluded that based on its assessment, EDAC maintained effective internal control over financial reporting of December 29, 2007.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Information in response to this item is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders (“EDAC’s 2008 Proxy Statement”), which will be filed within 120 days after the end of our fiscal year ended December 29, 2007.
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
Item 11. Executive Compensation.
     Information in response to this item is incorporated herein by reference to “Executive Compensation” in EDAC’s 2008 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information in response to this item is incorporated herein by reference to “Security Ownership” in EDAC’s 2008 Proxy Statement.
     The following table sets forth certain information regarding our equity compensation plans as of December 29, 2007.
EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
	Number of			remaining available
	securities to be			for future issuance
	issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding		outstanding	(excluding
	options, warrants		options, warrants	securities reflected
	and rights		and rights	in column (a))
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders (1)	604,834	(2)	$4.05	483,166	(3)

Total	604,834		$4.05	483,166

(1)	Consists of the following equity compensation plans: the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 2000 Employee Stock Option Plan (the “2000 Plan”) and the 2000-B Employee Stock Option Plan (the “2000-B Plan”), (collectively, the “Plans”). Each of the Plans provide for the grant of stock options to any director, officer or employee of the Company or any of its subsidiaries. The 2000 Plan also provides for the grant of stock options to consultants of the Company and its subsidiaries. Each of the Plans is administered by the Compensation Committee of the Company’s Board of Directors. Options are generally granted for a term of ten years. The exercise price of options granted under each of the Plans must not be less than the fair market value of the Company’s common stock on the date of grant. The 1996 Plan, the 1998 Plan, the 2000 Plan and the 2000- B Plan each provide for the issuance of up to 329,500, 330,000, 300,000 and 500,000 shares of common stock, respectively, upon the exercise of options granted under such plans.

(2)	Consists of outstanding options to purchase 5,000 shares under the 1996 Plan, 16,000 shares under the 1998 Plan, 192,500 shares under the 2000 Plan and 391,334 shares under the 2000-B Plan.

(3)	Includes 236,500 shares issuable under the 1996 Plan, 183,400 shares issuable under the 1998 Plan, 45,500 shares issuable under the 2000 Plan and 17,766 shares issuable under the 2000-B Plan.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     There are no related party transactions to report. The information required by Item 13 with respect to Director Independence is incorporated herein by reference to “Board and Committee Meetings and Related Matters” in EDAC’s 2008 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
     Information in response to this item is incorporated herein by reference to “Fees of Independent Auditors” in EDAC’s 2008 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) Documents filed as a part of this report:
1. Financial Statements.
The financial statements required to be filed by Item 8 hereof have been incorporated by reference to our 2007 Annual Report to Shareholders and consist of the following:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—As of December 29, 2007 and December 30, 2006.
Consolidated Statements of Operations—Fiscal Years
Ended December 29, 2007 and December 30, 2006.
Consolidated Statements of Cash Flows-Fiscal Years
Ended December 29, 2007 and December 30, 2006.
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)-Fiscal Years Ended December 29, 2007 and December 30, 2006.
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
We have audited the consolidated financial statements of EDAC Technologies Corporation and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and for the years then ended, and have issued our report thereon dated March 14, 2008, such consolidated financial statements and report are included in the Company’s annual report to shareholders for the fiscal year ended December 29, 2007 and are incorporated herein by reference. Our audit also included the financial statement schedule of the Company, listed in item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as of December 29, 2007 and December 30, 2006, and for the years then ended, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Carlin, Charron & Rosen LLP

Glastonbury, Connecticut
March 14, 2008

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
EDAC TECHNOLOGIES CORPORATION AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
	Balance at Beginning	Charged to Costs	Charged to Other	Deductions		Balance at End
DESCRIPTION	of Year	and Expenses	Accounts-Describe	Describe		of Year

YEAR ENDED DECEMBER 29, 2007:
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts receivable	$110,000	$121,111	$0	(1)	$45,111	$186,000

Allowance for excess and obsolete inventories	645,567	99,108	0	(2)	65,952	678,723

YEAR ENDED DECEMBER 30, 2006:
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts receivable	184,187	(24,421)	0	(1)	49,766	110,000

Allowance for excess and obsolete inventories	680,742	16,000	0	(2)	51,175	645,567

(1)	Write-off of specific accounts receivable.

(2)	Disposition of inventory reserved against.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION
By:	/s/ Dominick A. Pagano
Dominick A. Pagano
President and Chief Executive Officer

Date:	March 19, 2008

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

Signatures	Title	Date

/s/ Dominick A. Pagano Dominick A. Pagano	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2008

/s/ Glenn L. Purple Glenn L. Purple	Chief Financial Officer, Vice President-Finance and Secretary (Principal Financial and Accounting Officer)	March 19, 2008

/s/ Joseph P. Lebel Joseph P. Lebel	Director	March 19, 2008

Signatures	Title	Date

/s/ Stephen J. Raffay Stephen J. Raffay	Director	March 19, 2008

/s/ Ross C. Towne Ross C. Towne	Director	March 19, 2008

/s/ Daniel C. Tracy Daniel C. Tracy	Director, Chairman of the Board	March 19, 2008

EXHIBIT INDEX

Exhibit		Sequential
Number		Page Number

3.1	EDAC’s Amended and Restated Articles of Incorporation	(1)

3.2	EDAC’s Amended and Restated By-Laws	(6)

4.1	EDAC’s Amended and Restated Articles of Incorporation	(1)

4.2	Sections of EDAC’s By-Laws	(6)

10.1	Gros-Ite division Pension Plan	(1)

10.2	EDAC Technologies Corporation 1996 Stock Option Plan	(2)

10.3	EDAC Technologies Corporation 1998 Stock Option Plan	(3)

10.4	EDAC Technologies Corporation 2000 Stock Option Plan	(4)

10.5	EDAC Technologies Corporation 2000-B Stock Option Plan	(4)

10.6	Loan Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(5)

10.7	Commercial Mortgage Note dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(5)

10.8	Open-End Mortgage Deed and Security Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(5)

10.9	Environmental Indemnification Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(5)

10.10	Form of Agreements regarding Indemnification between EDAC and each of its directors and executive officers.	(7)

10.11	Note and Mortgage Modification Agreement by and between EDAC and Farmington Savings Bank dated October 15, 2003	(8)

10.12	Loan Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.	(9)

10.13	Term Note by and between EDAC, Apex and Banknorth N.A dated March 5, 2004.	(9)

10.14	Open-End Mortgage, Commercial Mortgage, Security Agreement and Assignment of Leases and Rents by and between Banknorth N.A and EDAC dated March 5, 2004.	(9)

Exhibit		Sequential
Number		Page Number

10.15	Open-End Mortgage, Commercial Mortgage, Security Agreement and Assignment of Leases and Rents by and between Apex and Banknorth N.A dated March 5, 2004.	(9)

10.16	Hazardous Substance Certificate and Indemnification Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.	(9)

10.17	Credit Agreement dated as of January 3, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and Banknorth, N.A.	(10)

10.18	Security Agreement dated as of January 3, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and Banknorth, N.A.	(10)

10.19	Open-End Mortgage Deed dated as of January 3, 2005 by and between EDAC and Banknorth, N.A.	(10)

10.20	Open-End Mortgage Deed dated as of January 3, 2005 by and between Apex and Banknorth, N.A.	(10)

10.21	Borrower’s Environmental Indemnification dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(10)

10.22	Revolving Credit Note dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(10)

10.23	Term Loan Note dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(10)

10.24	Equipment Loan Note dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(10)

10.25	Change in Terms Agreement dated August 23, 2005, changing the Revolving Credit note and the Credit Agreement by and between EDAC and Banknorth, N.A.	(11)

10.26	Change in Terms Agreement dated August 23, 2005, changing the Equipment Loan Note and Credit Agreement by and between EDAC and Banknorth, N.A.	(11)

10.27	Promissory Note dated as of December 28, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and Banknorth, N.A.	(12)

10.28	Commercial Security Agreement dated as of December 28, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(12)

Exhibit		Sequential
Number		Page Number

10.29	Promissory Note dated as of April 4, 2006 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(13)

10.30	Amended and Restated Employment Agreement dated as of February 12, 2007 between EDAC and Dominick Pagano	(14)

10.31	Employment Agreement dated as of February 12, 2007 between EDAC and Luciano M. Melluzzo	(14)

10.32	Employment Agreement dated as of February 12, 2007 between EDAC and Glenn L. Purple	(14)

10.33	Change in Terms Agreement dated July 26, 2006, changing the Equipment Loan Note by and between EDAC and TD Banknorth, N.A.	(16)

10.34	Term Note dated as of October 27, 2006 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(15)

10.35	Term Note dated as of July 18, 2007 by and among EDAC, Apex Machine Tool Company, Inc. Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(16)

11	Earnings per share information has been incorporated by reference to EDAC’s 2007 Annual Report to Shareholders

13*	EDAC’s 2007 Annual Report to Shareholders

14	EDAC Technologies Corporation Code of Ethics	(8)

21*	Subsidiaries

23.1*	Consent of Carlin, Charron & Rosen, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985,

commission File No. 2-99491, Amendment No. 1.

(2)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(3)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 2, 1999.

(4)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.

(5)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(6)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated February 19, 2002.

(7)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 30, 2002.

(8)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.

(9)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated April 3, 2004.

(10)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated January 3, 2005.

(11)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated October 1, 2005.

(12)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2005.

(13)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated April 5, 2006.

(14)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2007.

(15)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

(16)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated September 29, 2007.

*	Filed herewith