Form 10-Q
period 2008-03-29
EDAC TECHNOLOGIES CORP
filed 2008-05-01
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     On April 29, 2008 there were outstanding 4,666,970 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	December 29,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$2,371,539	$3,286,203
Trade accounts receivable, (net of allowance for doubtful accounts of $186,000 as of March 29, 2008 and December 29, 2007)	7,690,524	7,638,573
Inventories, net	7,353,123	6,598,111
Prepaid expenses and other	205,606	51,339
Refundable income taxes	284,577	284,577
Deferred income taxes	908,124	933,124

TOTAL CURRENT ASSETS	18,813,493	18,791,927

PROPERTY, PLANT, AND EQUIPMENT	34,806,858	34,869,219
less-accumulated depreciation	22,721,927	22,390,417

	12,084,931	12,478,802

OTHER ASSETS:
Deposits on equipment	317,395	—
Other	486,342	492,051

TOTAL ASSETS	$31,702,161	$31,762,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	December 29,
	2008	2007
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,315,334	$2,285,704
Trade accounts payable	4,214,692	4,021,827
Accrued employee compensation and amounts withheld	1,262,077	1,800,390
Other accrued expenses	562,931	395,950
Customer advances	369,601	424,439

TOTAL CURRENT LIABILITIES	8,724,635	8,928,310

LONG-TERM DEBT, less current portion	6,614,855	7,204,769

DEFERRED INCOME TAXES	448,660	448,660

SHAREHOLDERS’ EQUITY:
Common stock, par value $.0025 per share; 10,000,000 shares authorized; issued – 4,666,970 on March 29, 2008 and 4,636,303 on December 29, 2007	11,668	11,591
Additional paid-in capital	10,348,903	10,245,877
Retained earnings	6,650,109	6,020,242

	17,010,680	16,277,710
Less: accumulated other comprehensive loss	1,096,669	1,096,669

TOTAL SHAREHOLDERS’ EQUITY	15,914,011	15,181,041

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,702,161	$31,762,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the quarter ended
	March 29,	March 31,
	2008	2007
Sales	$11,181,103	$12,315,638
Cost of sales	9,095,094	9,968,094

Gross profit	2,086,009	2,347,544
Selling, general and administrative expenses	969,120	917,625

Income from operations	1,116,889	1,429,919
Non-operating income (expense):
Interest expense	(164,577)	(194,436)
Other	44,555	4,795

Income before income taxes	996,867	1,240,278
Provision for income taxes	367,000	459,000

Net income	$629,867	$781,278

Income per share data (Note A):
Basic income per share	$0.14	$0.17

Diluted income per share	$0.13	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 29,	March 31,
	2008	2007

Operating Activities:
Net income	$629,867	$781,278
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	546,209	563,709
Deferred income taxes	25,000	226,000
Gain on sale of property, plant & equipment	(20,350)	—
Stock compensation expense pursuant to stock options	55,749	13,806
Excess tax benefit from share-based compensation	(81,836)	(8,000)
Changes in working capital items	(1,194,535)	(702,180)

Net cash (used in) provided by operating activities	(39,896)	874,613

Investing Activities:
Additions to property, plant and equipment	(146,629)	(282,428)
Equipment deposits	(317,395)	(296,600)
Proceeds from sale of property, plant and equipment	20,350	—

Net cash used in investing activities	(443,674)	(579,028)

Financing Activities:
Decrease in line of credit	—	(150,000)
Repayments of long-term debt	(560,284)	(464,098)
Proceeds from exercise of options and issuance of common stock	47,354	22,757
Excess tax benefit from share-based compensation	81,836	8,000

Net cash used in financing activities	(431,094)	(583,341)

Decrease in cash	(914,664)	(287,756)
Cash at beginning of period	3,286,203	925,197

Cash at end of period	$2,371,539	$637,441

Supplemental Disclosure of Cash Flow Information:
Interest paid	$164,577	$194,436
Income taxes paid	31,000	38,973
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 29, 2008
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending January 3, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2007.
Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow moving and has provided a full reserve for these parts. As of March 29, 2008 and December 29, 2007, inventories consisted of the following:

	March 29,	December 29,
	2008	2007
Raw materials	$1,375,652	$1,530,440
Work-in-progress	5,398,303	4,635,437
Finished goods	1,246,447	1,110,957

	8,020,402	7,276,834

Reserve for excess and obsolete	(667,279)	(678,723)

Inventories, net	$7,353,123	$6,598,111

Income per share: The number of shares used in the income per common share computations for the three month periods ended March 29, 2008 and March 31, 2007 are as follows:

	For the quarter ended
	March 29,	March 31,
	2008	2007
Basic:
Average common shares outstanding	4,652,928	4,532,687

Diluted:
Dilutive effect of stock options	323,987	296,791

Average common shares diluted	4,976,915	4,829,478

Options excluded since anti-dilutive	188,500	32,000

Comprehensive Income: Comprehensive income is the same as net income for the three month periods ended March 29, 2008 and March 31, 2007, since the valuation used in connection with determining the amount of the change in the Company’s unfunded pension liability is determined at the end of the year.
New Accounting Standards: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to non-recurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 with respect to financial assets and liabilities in the first quarter of 2008 did not have a significant effect of the Company’s condensed consolidated results of operations or financial position. In addition, the Company is evaluating the impact of SFAS No. 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in the first quarter of 2008 did not have an impact on the Company’s condensed consolidated results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This new statement will not have a significant impact on the Company’s financial statements.
In December 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-1, “Accounting for Collaborative Arrangements.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between parties. We are currently evaluating this new Issue and anticipate that the Issue will not have a significant impact on the consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating this new statement and anticipate that the new statement will not have a significant impact on the Company’s financial statements.

NOTE B — FINANCING ARRANGEMENTS
Notes payable and long-term debt consist of the following:

	March 29,	December 29,
	2008	2007
Term notes	$5,366,226	$5,834,479

Mortgage loans	3,106,960	3,138,313

Equipment note payable	1,211	2,999

Capital lease obligations	455,792	514,682

	8,930,189	9,490,473
Less — current portion of long-term debt	2,315,334	2,285,704

	$6,614,855	$7,204,769

NOTE C – DEFINED BENEFIT PENSION PLAN
The following table sets forth the components of net periodic benefit cost (in thousands):

	For the quarter ended
	March 29,	March 31,
	2008	2007
Components of net periodic benefit cost:
Interest cost	$91	$88
Expected return on plan assets	(103)	(90)
Amortization of actuarial loss	12	10

Net periodic pension expense	$0	$8

Company contributions paid to the plan for the three month period ended March 29, 2008 totaled $50,200.
NOTE D – INCOME TAXES
The provision for income taxes is as follows (in thousands):

	For the quarter ended
	March 29,	March 31,
	2008	2007
Current provision	$342	$233
Deferred	25	226

Total provision	$367	$459

The income tax provisions for the three month periods ended March 29, 2008 and March 31, 2007 were each calculated using an effective rate of 37%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company’s sales decreased $1,135,000 or 9.2% for the three month period ended March 29, 2008, as compared to the three month period ended March 31, 2007. Sales and sales increases (decreases) by product line for the three month period ended March 29, 2008 compared to the three month period ended March 31, 2007 were as follows (in thousands):

	For the Three Months Ended
	March 29,	March 31,
Product Line	2008	2007	Change
Precision Aerospace	$5,283	$6,366	$(1,083)
Apex Machine Tool	5,046	5,101	(55)
Gros-Ite Spindles	852	849	3

Total	$11,181	$12,316	$(1,135)

Sales for the Precision Aerospace product line decreased $1,083,000, or 17.0%, for the three month period ended March 29, 2008, as compared to the three month period ended March 31, 2007. The decrease was due to decreased shipments of certain jet engine parts to our major aerospace customers resulting from modification of delivery schedules on the part of the customers. The Company’s sales backlog for Precision Aerospace increased by $19.2 million from December 29, 2007 to $43.1 million at March 29, 2008. The Company believes that the aerospace industry’s demand for its machining services will continue to increase. To further increase machining capacity in support of the Precision Aerospace product line backlog increase, the Company has ordered $2.5 million of additional machinery and equipment to be placed in service in early 2009.
Sales for the Apex Machine Tool product line decreased $55,000, or 1.1%, for the three month period ended March 29, 2008, as compared to the three month ended March 31, 2007. Based on projections from its customers, the Company anticipates a steady demand for the remainder of 2008 for its Apex Machine Tool product line.
Sales for the Gros-Ite Spindles product line increased $3,000, or 0.4%, for the three month period ended March 29, 2008, as compared to the three month period ended March 31, 2007. The Company believes that demand will remain flat for the remainder of 2008.
As of March 29, 2008, the Company’s total sales backlog was approximately $49,100,000 compared to $30,100,000 as of December 29, 2007. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $20,500,000 of its March 29, 2008 backlog during the remainder of the 2008 fiscal year. The remaining $28,600,000 of backlog is deliverable in fiscal year 2009 and beyond.

Sales to the Company’s principal markets are as follows (in thousands):

	For the quarter ended
	March 29,	March 31,
	2008	2007
Aerospace customers	$8,445	$9,180
Non-aerospace customers	2,736	3,136

	$11,181	$12,316

Sales to aerospace customers decreased $735,000, or 8.0% for the three month period ended March 29, 2008, as compared to the three month period ended March 31, 2007, due to the decrease in shipments of certain commercial jet engine parts resulting from modification of delivery schedules on the part of the customers partially offset by increased aerospace sales within the Apex Machine Tool product line. Sales to non-aerospace customers decreased $400,000, or 12.8% for the three month period ended March 29, 2008, as compared to the three month period ended March 31, 2007, primarily due to decreased sales to a customer in the consumer products industry.
Cost of Sales. Cost of sales as a percentage of sales increased to 81.3%, from 80.9%, for the three month period ended March 29, 2008 compared to the three month period ended March 31, 2007. The increase was due primarily to sales levels decreasing in 2008 greater than manufacturing costs due to the fixed or semi-fixed elements of certain manufacturing costs.
Selling, General & Administrative Expenses. Selling, general and administrative expenses increased approximately $51,000, or 5.6%, for the three month period ended March 29, 2008, compared to the three month period ended March 31, 2007. The increase in these costs for the three months ended March 29, 2008 was mainly the result of increased share-based compensation expense, sales salaries and advertising expense.
Interest Expense. Interest expense decreased approximately $30,000, or 15.4%, for the three month period ended March 29, 2008, compared to the three month period ended March 31, 2007. This decrease was due to decreased borrowing levels.
Income Taxes. The income tax provisions for the three month periods ended March 29, 2008 and March 31, 2007, were each calculated using an effective rate of 37%.
Liquidity and Capital Resources.
Cash Flow from Operating Activities

	Three Months Ended
	March 29,	March 31,
	2008	2007
Net cash flows (used in) provided by operating activities:	$(40,000)	$875,000

Impacting operating cash flow for the first three months of 2008 was a use of cash for working capital items of $1,195,000. Inventories increased by $755,000 due to increased work-in progress and finished goods inventories for our Precision Aerospace product line. In addition, accrued employee compensation decreased $538,000 due to the payment of incentive compensation and profit sharing that was accrued in 2007. During the prior year period, operating cash flow was adversely impacted by increased use of cash for working capital items of $702,000 due mainly to increased inventories and decreased accounts payable.
Cash Flow from Investing Activities

	Three Months Ended
	March 29,	March 31,
	2008	2007
Net cash flows used in investing activities:	$444,000	$579,000
Cash used in investing activities reflects deposits placed on and the acquisition of machinery and equipment. Capital expenditures for the current fiscal year are targeted at $3.7 to $5.0 million.
Cash Flow from Financing Activities

	Three Months Ended
	March 29,	March 31,
	2008	2007
Net cash flows used in financing activities:	$431,000	$583,000
During the three months ended March 29, 2008, payments of $560,000 against term debt were partially offset by proceeds from the exercise of stock options and the excess tax benefit from share-based compensation.
As of March 29, 2008, the Company had no outstanding balance on its revolving line of credit and equipment line of credit and had $5,000,000 and $4,700,000, respectively, available for additional borrowings.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management’s Discussion and Analysis and Note A to the Consolidated Financial Statements in the Company’s Annual Report, incorporated by reference in Form 10-K for the Company’s fiscal year 2007, describe the significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates.

Accounts receivable- The Company evaluates its allowance for doubtful accounts by considering the age of each invoice, the financial strength of the customer, the customer’s past payment record and subsequent payments.
Inventories- The Company has specifically identified certain inventory as obsolete or slow moving and provided a full reserve for these parts. The assumption is that these parts will not be sold. The assumptions and the resulting reserve have been reasonably accurate in the past, and are not likely to change materially in the future.
Share-based compensation — Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
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
Income Taxes – The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.
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

competition from the Company’s competitors; the Company’s ability to effectively use business-to-business tools on the Internet to improve operating results; the adequacy of the Company’s revolving credit facility and other sources of capital; and other factors discussed in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2007. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required under Regulation S-K for “smaller reporting companies”
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure and procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 29, 2008 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the three months ended March 29, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

EDAC TECHNOLOGIES CORPORATION
April 30, 2008	By /s/ Glenn L. Purple
Glenn L. Purple, Chief Financial
Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION
3.1	EDAC’s Amended and Restated Articles of Incorporation (1)

3.2	EDAC’s Amended and Restated By-laws (2)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.
(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.
(2)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

*	Filed herewith.