Form 10-Q
period 2008-06-28
EDAC TECHNOLOGIES CORP
filed 2008-07-31
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
     On July 30, 2008 there were outstanding 4,666,970 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	December 29,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$2,767,063	$3,286,203
Trade accounts receivable, (net of allowance for doubtful accounts of $186,000 as of June 28, 2008 and December 29, 2007)	7,305,002	7,638,573
Inventories, net	8,408,363	6,598,111
Prepaid expenses and other	181,461	51,339
Refundable income taxes	284,577	284,577
Deferred income taxes	889,124	933,124

TOTAL CURRENT ASSETS	19,835,590	18,791,927

PROPERTY, PLANT, AND EQUIPMENT	34,940,198	34,869,219
less-accumulated depreciation	23,163,609	22,390,417

	11,776,589	12,478,802

OTHER ASSETS:
Deposits on equipment	384,620	—
Other	480,633	492,051

TOTAL ASSETS	$32,477,432	$31,762,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	December 29,
	2008	2007
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Equipment line of credit	$903,740	$—
Current portion of long-term debt	2,336,926	2,285,704
Trade accounts payable	3,441,405	4,021,827
Accrued employee compensation and amounts withheld	1,467,662	1,800,390
Other accrued expenses	449,331	395,950
Customer advances	898,865	424,439

TOTAL CURRENT LIABILITIES	9,497,929	8,928,310

LONG-TERM DEBT, less current portion	6,028,025	7,204,769

DEFERRED INCOME TAXES	448,660	448,660

SHAREHOLDERS’ EQUITY:
Common stock, $.0025 par value; issued: 4,666,970 and 4,636,303 shares as of June 28, 2008 and December 29, 2007	11,668	11,591
Additional paid-in capital	10,404,652	10,245,877
Retained earnings	7,183,167	6,020,242

	17,599,487	16,277,710

Less: accumulated other comprehensive loss	1,096,669	1,096,669

TOTAL SHAREHOLDERS’ EQUITY	16,502,818	15,181,041

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,477,432	$31,762,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Sales	$10,849,161	$12,467,061	$22,030,264	$24,782,699
Cost of sales	9,019,185	10,020,820	18,114,279	19,988,914

Gross profit	1,829,976	2,446,241	3,915,985	4,793,785

Selling, general and administrative expenses	864,244	980,025	1,833,364	1,897,650

Income from operations	965,732	1,466,216	2,082,621	2,896,135

Non-operating income (expense):
Interest expense	(155,048)	(170,053)	(319,625)	(364,489)
Other	9,374	5,520	53,929	10,315

Income before income taxes	820,058	1,301,683	1,816,925	2,541,961

Provision for income taxes	287,000	482,000	654,000	941,000

Net income	$533,058	$819,683	$1,162,925	$1,600,961

Income per share data (Note A):

Basic	$0.11	$0.18	$0.25	$0.35

Diluted	$0.11	$0.17	$0.23	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 28,	June 30,
	2008	2007
Operating Activities:
Net income	$1,162,925	$1,600,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,032,418	1,144,418
Deferred income taxes	44,000	446,000
Gain on sale of property, plant & equipment	(21,850)	—
Stock compensation expense pursuant to stock options	111,498	27,612
Excess tax benefit from share-based compensation	(81,836)	(62,000)
Changes in working capital items	(1,992,146)	(646,913)

Net cash provided by operating activities	255,009	2,510,078

Investing Activities:
Additions to property, plant and equipment	(318,787)	(1,138,616)
Equipment deposits	(384,620)	—
Proceeds from sale of property, plant and equipment	21,850	—

Net cash used in investing activities	(681,557)	(1,138,616)

Financing Activities:
Increase (decrease) in lines of credit, net	903,740	(243,660)
Repayments of long-term debt	(1,125,522)	(934,139)
Proceeds from exercise of options and issuance of common stock	47,354	114,783
Excess tax benefit from share-based compensation	81,836	62,000

Net cash used in financing activities	(92,592)	(1,001,016)

(Decrease) increase in cash	(519,140)	370,446
Cash at beginning of period	3,286,203	925,197

Cash at end of period	$2,767,063	$1,295,643

Supplemental Disclosure of Cash Flow Information:
Interest paid	$319,625	$364,489
Income taxes paid	456,000	515,973
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 28, 2008
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending January 3, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2007.
Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow moving and has provided a full reserve for these parts. As of June 28, 2008 and December 29, 2007, inventories consisted of the following:

	June 28,	December 29,
	2008	2007
Raw materials	$1,262,724	$1,530,440
Work-in-progress	6,468,931	4,635,437
Finished goods	1,320,846	1,110,957

	9,052,501	7,276,834
Reserve for excess and obsolete	(644,138)	(678,723)

Inventories, net	$8,408,363	$6,598,111

Income per share: The number of shares used in the income per common share computations for the three and six month periods ended June 28, 2008 and June 30, 2007 are as follows:

	For the three months ended		For the six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Basic:
Average common shares outstanding	4,666,970	4,571,853	4,658,946	4,554,294

Diluted:
Dilutive effect of stock options	289,769	349,019	311,364	331,449

Average common shares diluted	4,956,739	4,920,872	4,970,310	4,885,743

Options excluded since anti-dilutive	188,500	—	188,500	32,000

Comprehensive Income: Comprehensive income is the same as net income for the three and six month periods ended June 28, 2008 and June 30, 2007, since the valuation used in connection with determining the amount of the change in the Company’s unfunded pension liability is determined at the end of the year.
Recently Adopted Accounting Standards: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to non-recurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 in the fiscal year 2008 with respect to financial assets and liabilities did not have a significant effect of the Company’s condensed consolidated results of operations or financial position. In addition, the Company is evaluating the impact of SFAS No. 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in fiscal 2008 did not have an impact on the Company’s condensed consolidated results of operations or financial position.
New Accounting Standards, Not Yet Effective: In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of

SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.
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
In December 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-1, “Accounting for Collaborative Arrangements.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, and amount and income statement classification of collaboration transactions between parties. The Company is currently evaluating this new Issue and anticipates that the Issue will not have a significant impact on the consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating this new statement and anticipates that the new statement will not have a significant impact on the Company’s financial statements.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is currently evaluating this new statement and anticipates that the new statement will not have a significant impact on the Company’s financial statements.
NOTE B — FINANCING ARRANGEMENTS
Notes payable and long-term debt consist of the following:

	June 28,	December 29,
	2008	2007
Term notes	$4,890,514	5,834,479

Mortgage loans	3,075,040	3,138,313

Equipment note payable	—	2,999

Capital lease obligations	399,397	514,682

	8,364,951	9,490,473
Less — current portion of long-term debt	2,336,926	2,285,704

	$6,028,025	$7,204,769

The Company’s credit facility with TD Bank, N.A. includes a revolving line of credit which provides for borrowing up to $5,000,000, limited to an amount determined by a formula based on percentages of receivables and inventory. Although payable on demand, the revolving line of credit is reviewed annually by the bank and renewed at its discretion. On June 13, 2008, the bank renewed the Company’s $5,000,000 revolving line of credit.
On June 13, 2008, the Company’s equipment line of credit with TD Bank, N.A. was amended to provide up to $4,700,000 for eligible equipment purchases during the period June 13, 2008 through July 31, 2009. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2009, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 2%.
As of June 28, 2008, $904,000 was outstanding on the equipment line of credit with $5,000,000 and $3,796,000 available for additional borrowings on the revolving line of credit and the equipment line of credit, respectively.

NOTE C — DEFINED BENEFIT PENSION PLAN
The following table sets forth the components of net periodic benefit cost (in thousands):

	For the three months ended		For the six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Interest cost	$91	$88	$182	$176
Expected return on plan assets	(93)	(90)	(186)	(180)
Amortization of actuarial loss	2	10	4	20

Net periodic pension expense	$0	$8	$0	$16

Company contributions paid to the plan for the three and six month periods ended June 28, 2008 totaled $0 and $50,200, respectively.
The Company has taken initial steps to terminate its defined benefit pension plan, including the filing of a standard notice with the PBGC and has requested a determination from the Internal Revenue Service that the plan and its related Trust remain qualified upon their termination within the relevant provisions of the Internal Revenue Code, including the adoption of any amendments that shall be required for the determination. The Plan administrator is not seeking to terminate the Plan prior to the Plan’s year end on September 30, 2008.
NOTE D — INCOME TAXES
The provision for income taxes is as follows (in thousands):

	For the three months ended		For the six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Current provision	$268	$262	$610	$495
Deferred provision	19	220	44	446

Total provision	$287	$482	$654	$941

The income tax provisions for the three and six month periods ended June 28, 2008 were calculated using an effective rate of 35% and 36%, respectively. The income tax provisions for the three and six month periods ended June 30, 2007, were calculated using an effective rate of 37%.
NOTE E — SHAREHOLDERS’ EQUITY
At the Company’s annual meeting of shareholders held on June 4, 2008, the Company’s shareholders approved the EDAC Technologies Corporation 2008 Equity Incentive Plan (the “2008 Plan”). The Company’s Board of Directors had previously adopted the 2008 Plan on March 4, 2008, subject to the approval of the Company’s shareholders. The Company has reserved 500,000 shares of common stock for issuance under the 2008 Plan.

At the same meeting, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the total number of shares of Common Stock, $0.0025 par value, that the Company is authorized to issue from 10,000,000 to 20,000,000.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales.
The Company’s sales decreased $1,618,000 or 13.0%, and $2,753,000, or 11.1% for the three and six month periods ended June 28, 2008, respectively, as compared to the three and six month periods ended June 30, 2007. Sales and sales increases (decreases) by product line for the three and six month periods ended June 28, 2008 compared to the three and six month periods ended June 30, 2007 were as follows (in thousands):

	For the three months ended
	June 28,	June 30,
Product Line	2008	2007	Change
Precision Aerospace	$5,471	$6,610	$(1,139)
Apex Machine Tool	4,242	4,789	(547)
Gros-Ite Spindles	1,136	1,068	68

Total	$10,849	$12,467	$(1,618)

	For the six months ended
	June 28,	June 30,
Product Line	2008	2007	Change
Precision Aerospace	$10,754	$12,977	$(2,223)
Apex Machine Tool	9,288	9,889	(601)
Gros-Ite Spindles	1,988	1,917	71

Total	$22,030	$24,783	$(2,753)

Sales for the Precision Aerospace product line decreased $1,139,000, or 17.2%, and $2,223,000, or 17.1%, for the three and six month periods ended June 28, 2008, respectively, as compared to the three and six month periods ended June 30, 2007. The decrease was due to decreased shipments of certain jet engine parts to our major aerospace customers resulting from modification of delivery schedules on the part of the customers. The Company’s sales backlog for Precision Aerospace increased by $23.7 million from December 29, 2007 to $47.6 million at June 28, 2008. The Company believes that the aerospace industry’s demand for its machining services will continue to increase. To further increase machining capacity in support of the Precision Aerospace product line backlog increase, the Company has ordered $2.5 million of additional machinery and equipment to be placed in service in early 2009.

Sales for the Apex Machine Tool product line decreased $547,000, or 11.4% and $601,000, or 6.1%, for the three and six month periods ended June 28, 2008, respectively, as compared to the three and six months ended June 30, 2007. Based on projections from its customers, the Company anticipates increased shipments for the remainder of 2008 for its Apex Machine Tool product line.
Sales for the Gros-Ite Spindles product line increased $68,000, or 6.4%, and $71,000 or 3.7% for the three and six month periods ended June 28, 2008, respectively, as compared to the three and six month periods ended June 30, 2007. The Company believes that demand will remain flat for the remainder of 2008.
As of June 28, 2008, the Company’s total sales backlog was approximately $55,200,000 compared to $30,100,000 as of December 29, 2007. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $16,700,000 of its June 28, 2008 backlog during the remainder of the 2008 fiscal year. The remaining $38,500,000 of backlog is deliverable in fiscal year 2009 and beyond.
Sales to the Company’s principal markets are as follows (in thousands):

	For the three months ended		For the six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Aerospace customers	$7,742	$9,332	$16,187	$18,512
Non-aerospace customers	3,107	3,135	5,843	6,271

	$10,849	$12,467	$22,030	$24,783

Sales to aerospace customers decreased $1,590,000, or 17.0%, and $2,325,000, or 12.6%, for the three and six month periods ended June 28, 2008, respectively, as compared to the three and six month periods ended June 30, 2007, due to the decrease in shipments of certain commercial jet engine parts resulting from modification of delivery schedules on the part of the customers partially offset by increased aerospace sales within the Apex Machine Tool product line. Sales to non-aerospace customers decreased $28,000, or 0.9%, for the three month period ended June 28, 2008, as compared to the three month period ended June 30, 2007. Sales to non-aerospace customers decreased $428,000, or 6.8%, for the six month period ended June 28, 2008, as compared to the six month period ended June 30, 2007, primarily due to decreased sales to a customer in the consumer products industry.
Cost of Sales. Cost of sales as a percentage of sales increased to 83.1% from 80.4%, for the three month period ended June 28, 2008, compared to the three month period ended June 30, 2007. Cost of sales as a percentage of sales increased to 82.2%, from 80.7%, for the six month period ended June 28, 2008 compared to the six month period ended June 30, 2007. The increases were due primarily to sales levels decreasing in 2008 greater than manufacturing costs due to the fixed element or semi-fixed element of certain manufacturing costs.

Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased approximately $116,000, or 11.8%, and $64,000 or 3.4%, for the three and six month periods ended June 28, 2008, respectively, compared to the three and six month periods ended June 30, 2007. The decrease in these costs for the six months ended June 28, 2008 was mainly the result of decreased incentive compensation and professional costs.
Interest Expense. Interest expense decreased approximately $15,000, or 8.8%, and 45,000, or 12.3% for the three and six month periods ended June 28, 2008, respectively, compared to the three and six month periods ended June 30, 2007. These decreases were due to decreased borrowing levels.
Income Taxes. The income tax provision for the three and six month periods ended June 28, 2008, was calculated using an effective rate of 35% and 36%, respectively. The income tax provision for the three and six month periods ended June 30, 2007, was calculated using an effective rate of 37%.
Liquidity and Capital Resources.
Cash Flow from Operating Activities

	Six Months Ended
	June 28,	June 30,
	2008	2007
Net cash flows provided by operating activities:	$255,000	$2,510,000
Impacting operating cash flow for the first six months of 2008 was a use of cash for working capital items of $1,992,000. Inventory increased by $1,819,000 due to changes by our aerospace customers to our delivery schedules and due to a large order in our Apex product line. During the prior year period, operating cash flow was adversely impacted by an increased use of cash for working capital items of $647,000 due mainly to decreased accounts payable.
Cash Flow from Investing Activities

	Six Months Ended
	June 28,	June 30,
	2008	2007
Net cash flows used in investing activities:	$682,000	$1,139,000
Cash used in investing activities reflects deposits placed on and the acquisition of machinery and equipment. Capital expenditures, including deposits, for the current fiscal year are targeted at $3.7 to $5.0 million.

Cash Flow from Financing Activities

	Six Months Ended
	June 28,	June 30,
	2008	2007
Net cash flows used in financing activities:	$93,000	$1,001,000
During the six months ended June 28, 2008, payments of $1,126,000 against term debt were partially offset by a borrowing on the equipment line of credit in the amount of $904,000. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2009, unless converted earlier at the option of the Company.
The Company’s credit facility with TD Bank, N.A. includes a revolving line of credit which provides for borrowing up to $5,000,000, limited to an amount determined by a formula based on percentages of receivables and inventory. Although payable on demand, the revolving line of credit is reviewed annually by the bank and renewed at its discretion. On June 13, 2008, the bank renewed the Company’s $5,000,000 revolving line of credit.
On June 13, 2008, the Company’s equipment line of credit with TD Bank, N.A. was amended to provide up to $4,700,000 for eligible equipment purchases during the period June 13, 2008 through July 31, 2009. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2009, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 2%.
As of June 28, 2008, $904,000 was outstanding on the equipment line of credit with $5,000,000 and $3,796,000 available for additional borrowings on the revolving line of credit and the equipment line of credit, respectively.
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
All statements other than historical statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company’s business strategy and plans, statements about the adequacy of the Company’s working capital and other financial resources, statements about the Company’s bank agreements, statements about the Company’s backlog, statements about the Company’s action to improve operating performance, and other statements herein that are not of an historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company’s products and services such as changes in customer delivery schedules; general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company’s competitors; the adequacy of the Company’s revolving credit facility and other sources of capital; and other factors discussed in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2007. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required under Regulation S-K for “smaller reporting companies”.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure and procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 28, 2008 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the three months ended June 28, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 4, 2008 the Company held its annual meeting of shareholders. The Shareholders voted as follows on the following matters:
1)	The following directors were elected at the meeting:

	Votes	Votes
Director	Cast For	Withheld
Joseph Lebel	3,829,518	308,330
Dominick A. Pagano	3,934,906	202,942
Stephen J. Raffay	3,829,381	308,467
Ross C. Towne	3,888,354	249,494
Daniel C. Tracy	3,888,654	249,194
2)	The Company’s Articles of Incorporation were amended to increase the number of shares of common stock authorized for issuance with a vote of 3,244,779 for and 885,438 against.

3)	The EDAC Technologies Corporation 2008 Equity Incentive Plan was approved with a vote of 1,392,314 for and 1,297,397 against.
4)	The appointment of Carlin, Charron & Rosen LLP as auditors for the Company for the fiscal year ending January 3, 2009 was ratified with a vote of 3,996,182 for 79,364 against and 62,302 abstained.
ITEM 5. OTHER INFORMATION
EDAC Technologies Corporation 2008 Equity Incentive Plan
At the Company’s annual meeting of shareholders held on June 4, 2008, the Company’s shareholders approved the EDAC Technologies Corporation 2008 Equity Incentive Plan (the “2008 Plan”). The Company’s Board of Directors had previously adopted the 2008 Plan on March 4, 2008, subject to the approval of the Company’s shareholders. The Company has reserved 500,000 shares of common stock for issuance under the 2008 Plan.
A more detailed description of the terms of the 2008 Plan can be found in the Company’s definitive Proxy Statement on Schedule 14A, in the section of the Proxy Statement entitled “Proposal No. 3 - Approval of the EDAC Technologies Corporation 2008 Equity Incentive Plan,” which was filed with the Securities and Exchange Commission on April 16, 2008, and is incorporated by reference herein. The foregoing summary and the summary incorporated by reference from the Proxy Statement are qualified in their entirety by the full text of the 2008 Plan, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is hereby incorporated by reference.
Amendment to the Company’s Articles of Incorporation
At the Company’s annual meeting of shareholders held on June 4, 2008, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the total number of shares of Common Stock, $0.0025 par value, that the Company is authorized to issue from 10,000,000 to 20,000,000 (the “Amendment”). The Company’s Board of Directors had previously adopted the Amendment on March 4, 2008, subject to the approval of the Company’s shareholders. The Company filed the Amendment with the Secretary of State of the State of Wisconsin on July 28, 2008. A copy of the Amendment is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is hereby incorporated by reference.
ITEM 6. EXHIBITS

3.1	EDAC’s Amended and Restated Articles of Incorporation

3.2*	EDAC’s Amended and Restated By-laws

10.1	EDAC Technologies Corporation 2008 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Incorporated by reference
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION
July 30, 2008	By /s/ Glenn L. Purple

Glenn L. Purple, Chief Financial
Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1*	EDAC’s Amended and Restated Articles of Incorporation (1)

3.2	EDAC’s Amended and Restated By-laws (2)

10.1*	EDAC Technologies Corporation 2008 Equity Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.
(2)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

*	Filed herewith.