Form 10-Q
period 2008-09-27
EDAC TECHNOLOGIES CORP
filed 2008-10-30
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 27, 2008
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
Yes ☐ No ☑.
     On October 29, 2008 there were outstanding 4,825,303 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	December 29,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$2,011,935	$3,286,203
Trade accounts receivable, (net of allowance for doubtful accounts of $186,000 as of September 27, 2008 and December 29, 2007)	8,035,291	7,638,573
Inventories, net	9,648,975	6,598,111
Prepaid expenses and other	143,905	51,339
Refundable income taxes	—	284,577
Deferred income taxes	880,124	933,124

TOTAL CURRENT ASSETS	20,720,230	18,791,927

PROPERTY, PLANT, AND EQUIPMENT	35,192,245	34,869,219
less-accumulated depreciation	23,665,109	22,390,417

	11,527,136	12,478,802

OTHER ASSETS:
Deposits on equipment	749,250	—
Other	474,924	492,051

TOTAL ASSETS	$33,471,540	$31,762,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	December 29,
	2008	2007
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Equipment line of credit	$1,365,590	$—
Current portion of long-term debt	2,350,876	2,285,704
Trade accounts payable	4,342,755	4,021,827
Accrued employee compensation and amounts withheld	1,484,161	1,800,390
Other accrued expenses	226,508	395,950
Customer advances	891,827	424,439

TOTAL CURRENT LIABILITIES	10,661,717	8,928,310

LONG-TERM DEBT,
less current portion	5,434,412	7,204,769

DEFERRED INCOME TAXES	448,660	448,660

SHAREHOLDERS’ EQUITY:
Common stock, $.0025 par value; issued and outstanding: 4,825,303 on September 27, 2008 and 4,636,303 on December 29, 2007	12,063	11,591
Additional paid-in capital	10,573,271	10,245,877
Retained earnings	7,438,086	6,020,242

	18,023,420	16,277,710

Less: accumulated other comprehensive loss	1,096,669	1,096,669

TOTAL SHAREHOLDERS’ EQUITY	16,926,751	15,181,041

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,471,540	$31,762,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended_
	Sept 27,	Sept 29,	Sept 27,	Sept 29,
	2008	2007	2008	2007
Sales	$10,547,124	$12,525,403	$32,577,388	$37,308,102
Cost of sales	9,161,877	10,012,338	27,276,156	30,001,252

Gross profit	1,385,247	2,513,065	5,301,232	7,306,850

Selling, general and administrative expenses	842,868	980,308	2,676,232	2,877,958

Income from operations	542,379	1,532,757	2,625,000	4,428,892

Non-operating income (expense):
Interest expense	(158,885)	(179,324)	(478,510)	(543,813)
Other	8,425	18,897	62,354	29,212

Income before income taxes	391,919	1,372,330	2,208,844	3,914,291

Provision for income taxes	137,000	508,000	791,000	1,449,000

Net income	$254,919	$864,330	$1,417,844	$2,465,291

Income per share data (Note A):

Basic	$0.05	$0.19	$0.30	$0.54

Diluted	$0.05	$0.17	$0.28	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 27,	September 29,
	2008	2007

Operating Activities:
Net income	$1,417,844	$2,465,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,539,627	1,715,127
Deferred income taxes	53,000	687,000
Gain on sale of property, plant & equipment	(21,850)	—
Stock compensation expense pursuant to stock options	167,247	41,418
Excess tax benefit from share-based compensation	(309,150)	(150,400)
Changes in working capital items	(2,952,926)	14,283

Net cash (used in) provided by operating activities	(106,208)	4,772,719

Investing Activities:
Additions to property, plant and equipment	(570,834)	(2,305,742)
Equipment deposits	(749,250)	—
Proceeds from sale of property, plant and equipment	21,850	—

Net cash used in investing activities	(1,298,234)	(2,305,742)

Financing Activities:
Increase (decrease) in lines of credit, net	1,365,590	(1,000,000)
Repayments of long-term debt	(1,705,185)	(1,452,597)
Borrowing on long-term debt	—	1,515,540
Proceeds from exercise of options and issuance of common stock	160,619	144,783
Excess tax benefit from share-based compensation	309,150	150,400

Net cash provided by (used in) financing activities	130,174	(641,874)

(Decrease) increase in cash	(1,274,268)	1,825,103
Cash at beginning of period	3,286,203	925,197

Cash at end of period	$2,011,935	$2,750,300

Supplemental Disclosure of Cash Flow Information:
Interest paid	$478,511	$543,813
Income taxes paid	526,000	916,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 27, 2008
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending January 3, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2007.
Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow-moving and has provided a full reserve for these parts. As of September 27, 2008 and December 29, 2007, inventories consisted of the following:

	September 27,	December 29,
	2008	2007
Raw materials	$1,084,615	$1,530,440
Work-in-progress	7,680,032	4,635,437
Finished goods	1,526,956	1,110,957

	10,291,603	7,276,834

Reserve for excess and obsolete	(642,628)	(678,723)

Inventories, net	$9,648,975	$6,598,111

Income per share: The number of shares used in the income per common share computations for the three and nine month periods ended September 27, 2008 and September 29, 2007 are as follows:

	For the three months ended		For the nine months ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007

Basic:
Average common shares outstanding	4,746,137	4,605,603	4,693,020	4,571,936

Diluted:
Dilutive effect of stock options	393,785	348,367	459,719	337,494

Average common shares diluted	5,139,922	4,953,970	5,152,739	4,909,430

Options excluded since anti-dilutive	198,500	—	188,500	—

Comprehensive Income: Comprehensive income is the same as net income for the three and nine month periods ended September 27, 2008 and September 29, 2007, since the valuation used in connection with determining the amount of the change in the Company’s unfunded pension liability is determined at the end of the year.
Recently Adopted Accounting Standards: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to non-recurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 in the fiscal year 2008 with respect to financial assets and liabilities did not have a significant effect on the Company’s condensed consolidated results of operations or financial position. In addition, the Company is evaluating the impact of SFAS No. 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.
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

NOTE B — FINANCING ARRANGEMENTS
Notes payable and long-term debt consist of the following:

	September 27,	December 29,
	2008	2007
Term notes	$4,406,977	$5,834,479

Mortgage loans	3,043,153	3,138,313

Equipment note payable	—	2,999

Capital lease obligations	335,158	514,682

	7,785,288	9,490,473
Less — current portion of long-term debt	2,350,876	2,285,704

	$5,434,412	$7,204,769

The Company’s credit facility with TD Bank, N.A. includes a revolving line of credit which provides for borrowing up to $5,000,000, limited to an amount determined by a formula based on percentages of receivables and inventory. Although payable on demand, the revolving line of credit is reviewed annually by the bank and renewed at its discretion. On June 13, 2008, the bank renewed the Company’s $5,000,000 revolving line of credit through July 31, 2009.
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
As of September 27, 2008, approximately $1,366,000 was outstanding on the equipment line of credit with $5,000,000 and approximately $3,334,000 available for additional borrowings on the revolving line of credit and the equipment line of credit, respectively.
NOTE C — DEFINED BENEFIT PENSION PLAN
The following table sets forth the components of net periodic benefit cost (in thousands):

	For the three months ended		For the nine months ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Interest cost	$91	$88	$273	$263
Expected return on plan assets	(93)	(90)	(279)	(268)
Amortization of actuarial loss	2	10	6	30

Net periodic pension expense	$0	$8	$0	$25

Company contributions paid to the plan for the three and nine month periods ended September 27, 2008 totaled $0 and $50,200, respectively.

The Company had taken initial steps to terminate its defined benefit pension plan, including the filing of a standard notice with the PBGC. Due to market conditions, on September 19, 2008, the Company notified the PGBC that it was withdrawing its decision to terminate the plan.
NOTE D — INCOME TAXES
The provision for income taxes is as follows (in thousands):

	For the three months ended		For the nine months ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Current provision	$128	$267	$738	$762
Deferred provision	9	241	53	687

Total provision	$137	$508	$791	$1,449

The income tax provisions for the three and nine month periods ended September 27, 2008 were calculated using an effective rate of 35% and 35.8%, respectively. The income tax provisions for the three and nine month periods ended September 29, 2007, were calculated using an effective rate of 37%.
The Internal Revenue Service completed its examination of the Company’s 2005 tax return, making no change in the Company’s reported tax.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales.
The Company’s sales decreased $1,978,000 or 15.8%, and $4,731,000, or 12.7% for the three and nine month periods ended September 27, 2008, respectively, as compared to the three and nine month periods ended September 29, 2007. Sales and sales (decreases)increases by product line for the three and nine month periods ended September 27, 2008 compared to the three and nine month periods ended September 29, 2007 were as follows (in thousands):

	For the three months ended
	Sept. 27,	Sept. 29,
Product Line	2008	2007	Change
Precision Aerospace	$5,536	$6,867	$(1,331)
Apex Machine Tool	4,019	4,714	(695)
Gros-Ite Spindles	992	944	48

Total	$10,547	$12,525	$(1,978)

	For the nine months ended
	Sept. 27,	Sept. 29,
Product Line	2008	2007	Change
Precision Aerospace	$16,290	$19,844	$(3,554)
Apex Machine Tool	13,307	14,603	(1,296)
Gros-Ite Spindles	2,980	2,861	119

Total	$32,577	$37,308	$(4,731)

Sales for the Precision Aerospace product line decreased $1,331,000, or 19.4%, and $3,554,000, or 17.9%, for the three and nine month periods ended September 27, 2008, respectively, as compared to the three and nine month periods ended September 29, 2007. The decrease was due to decreased shipments of certain jet engine parts to our major aerospace customers resulting from modification of delivery schedules on the part of the customers. The Company’s sales backlog for Precision Aerospace increased by $21.9 million from December 29, 2007 to $45.8 million at September 27, 2008. The Company believes that its sales to the aerospace industry of its machining services will decrease in the fourth quarter compared to the third quarter due to Boeing’s production delays in the 787 program and delivery delays in its 777 program caused by its machinists’ strike, and then increase in 2009 after resolution of the production delays and conclusion of the strike. To further increase machining capacity in support of the Precision Aerospace product line backlog increase, the Company has ordered $2.5 million of additional machinery and equipment to be placed in service in early 2009.
Sales for the Apex Machine Tool product line decreased $695,000, or 14.7% and $1,296,000, or 8.9%, for the three and nine month periods ended September 27, 2008, respectively, as compared to the three and nine months ended September 29, 2007. Apex Machine Tool committed certain of its resources over the last two quarters to the process development and production of a significant customer order of approximately $2 million. This order will be shipped upon completion and revenue recognized in late 2008 and early 2009.
Sales for the Gros-Ite Spindles product line increased $48,000, or 5.1%, and $119,000 or 4.2% for the three and nine month periods ended September 27, 2008, respectively, as compared to the three and nine month periods ended September 29, 2007. The Company believes that demand will remain flat for the remainder of 2008.

As of September 27, 2008, the Company’s total sales backlog was approximately $54,000,000 compared to $30,100,000 as of December 29, 2007. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $9,900,000 of its September 27, 2008 backlog during the remainder of the 2008 fiscal year. The remaining $44,100,000 of backlog is deliverable in fiscal year 2009 and beyond.
Sales to the Company’s principal markets are as follows (in thousands):

	For the three months ended		For the nine months ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Aerospace customers	$7,248	$8,984	$23,435	$27,496
Non-aerospace customers	3,299	3,541	9,142	9,812

	$10,547	$12,525	$32,577	$37,308

Sales to aerospace customers decreased $1,736,000, or 19.3%, and $4,061,000, or 14.8%, for the three and nine month periods ended September 27, 2008, respectively, as compared to the three and nine month periods ended September 29, 2007, due to the decrease in shipments of certain commercial jet engine parts resulting from modification of delivery schedules on the part of the customers partially offset by increased sales within the Apex Machine Tool product line to aerospace customers. Sales to non-aerospace customers decreased $242,000, or 6.8%, and $670,000, or 6.8%, for the three and nine month periods ended September 27, 2008, as compared to the three and nine month periods ended September 29, 2007, primarily due to decreased sales to a customer in the consumer products industry and to Apex Machine Tool’s commitment of certain of its resources to the process development and production of a significant customer order as mentioned above.
Cost of Sales. Cost of sales as a percentage of sales increased to 86.9% from 79.9%, for the three month period ended September 27, 2008, compared to the three month period ended September 29, 2007. Cost of sales as a percentage of sales increased to 83.7%, from 80.4%, for the nine month period ended September 27, 2008 compared to the nine month period ended September 29, 2007. The increases were due primarily to sales levels decreasing in 2008 greater than manufacturing costs due to the fixed or semi-fixed element of certain manufacturing costs and to increases in certain material costs.
Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased approximately $137,000, or 14.0%, and $202,000 or 7.0%, for the three and nine month periods ended September 27, 2008, respectively, compared to the three and nine month periods ended September 29, 2007. The decrease in these costs for the quarter and nine months ended September 27, 2008 compared to the same periods in 2007 was mainly the result of decreased incentive compensation and professional costs.
Interest Expense. Interest expense decreased approximately $20,000, or 11.4%, and $65,000, or 12.0% for the three and nine month periods ended September 27, 2008, respectively, compared to the three and nine month periods ended September 29, 2007. These decreases were due to decreased borrowing levels.
Income Taxes. The income tax provision for the three and nine month periods ended September 27, 2008, was calculated using an effective rate of 35% and 35.8%, respectively. The income tax provision for the three and nine month periods ended September 29, 2007, was calculated using an effective rate of 37%.
Liquidity and Capital Resources.
Cash Flow from Operating Activities

	Nine Months Ended
	Sept. 27,	Sept. 29,
	2008	2007
Net cash flows (used in) provided by operating activities:	$(106,000)	$4,773,000
Impacting operating cash flow for the first nine months of 2008 was a use of cash for working capital items of $2,953,000. Inventory, which increased by $3,051,000 due to changes by our aerospace customers to our delivery schedules and due to a large order in our Apex product line, was the primary factor in the change. During the prior year period, operating cash flow was impacted by an increased use of cash for working capital items of $14,000 due mainly to decreased accounts payable offset by decreased inventory.
Cash Flow from Investing Activities

	Nine Months Ended
	Sept. 27,	Sept. 29,
	2008	2007
Net cash flows used in investing activities:	$(1,298,000)	$(2,306,000)
Cash used in investing activities reflects deposits placed on and the acquisition of machinery and equipment. Capital expenditures, including deposits, for the current fiscal year are targeted at $2.0 to $2.8 million.
Cash Flow from Financing Activities

	Nine Months Ended
	Sept. 27,	Sept. 29,
	2008	2007
Net cash flows provided by (used in) financing activities:	$130,000	$(642,000)

During the nine months ended September 27, 2008, payments of $1,705,000 against term debt were offset by borrowings on the equipment line of credit totaling $1,366,000 and by the stock option exercise proceeds and their related tax benefits. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2009, unless converted earlier at the option of the Company.
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
As of September 27, 2008, approximately $1,366,000 was outstanding on the equipment line of credit with $5,000,000 and approximately $3,334,000 available for additional borrowings on the revolving line of credit and the equipment line of credit, respectively.
Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices. Our pension plan has not experienced any significant impact on liquidity due to the volatility in the credit markets. As a result of losses experienced in global equity markets, our pension funds are likely to have a negative return for 2008, which in turn would create increased pension costs in 2009. Approximately 99% of our pension plan is invested in readily-liquid investments, including equity, fixed income and real estate funds.
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

Inventories- The Company has specifically identified certain inventory as obsolete or slow-moving and provided a full reserve for these parts. The assumption is that these parts may not be sold. The assumptions and the resulting reserve have been accurate in the past, and are not likely to change materially in the future.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure and procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 27, 2008 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the three months ended September 27, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
3.1*	EDAC’s Amended and Restated Articles of Incorporation

3.2*	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation.

3.3*	EDAC’s Amended and Restated By-laws .

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION

October 30, 2008	By	/s/ Glenn L. Purple
Glenn L. Purple, Chief Financial
Officer and duly authorized officer

EXHIBIT INDEX

NUMBER		DESCRIPTION
3.1		EDAC’s Amended and Restated Articles of Incorporation (1)

3.2		Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation. (2)

3.3		EDAC’s Amended and Restated By-laws (3)

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2)	Exhibit incorporated by reference to the Company’s Report on Form 10-Q dated July 30, 2008.

(3)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

*	Filed herewith.