Form 10-K
period 2009-01-03
EDAC TECHNOLOGIES CORP
filed 2009-03-11
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 27, 2008, the aggregate market value of the registrant’s Common Stock (based upon the $6.62 closing price on that date on the NASDAQ Capital Market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers — does not constitute an admission as to affiliate status) was approximately $27,197,774.
As of March 6, 2009, there were 4,825,303 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Into Which Portions of
DOCUMENT	Document are Incorporated

Annual Report to Shareholders for the fiscal year ended January 3, 2009	Part II

Proxy Statement relating to the 2009 Annual Meeting of Shareholders	Part III
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
Marketing and Competition
     The Company developed its high skill level by serving the aerospace industry for over 50 years. For the fiscal year ended January 3, 2009, sales to United Technologies Corporation amounted to approximately 40% of our net sales. We provide a range of components, tooling, fixtures and design services for this aerospace company. Although, we have expanded our commitment to serving the manufacturing needs of a broad base of industrial customers, the loss of this customer, or a significant decrease in the amount of business we do with this customer, could have a material adverse effect on our business.
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
Backlog
     Our backlog as of January 3, 2009, was approximately $52,400,000 compared to $30,100,000 as of December 29, 2007. The increase is primarily due to increased orders in our Precision Aerospace product line, partially offset by decreased orders in our Apex Machine Tool product line and our Gros-Ite Spindle product line. Approximately $18 million of this increase was from a new aerospace customer with deliveries scheduled from 2009 through 2012. Backlog consists of accepted purchase orders that are cancelable or may be rescheduled by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as three years. We presently expect to complete approximately $24,200,000 of our January 3, 2009 backlog during the 2009 fiscal year.
     We maintain a website with the address www.edactechnologies.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.
Employees
     As of March 9, 2009, we had approximately 224 employees.
Item 1A. Risk factors.
     Our business, operating results, financial condition and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results.
     For a discussion of other matters which may affect our financial condition, results of operations or cash flows, see the further discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report.
We depend on revenues from a small number of significant customers. Any loss, cancellation, reduction or delay in purchases by these customers could harm our business.
     Our top customer accounted for 40% of our net sales during fiscal 2008. Our success will depend on our continued ability to develop and manage relationships with this and other significant customers. Some of our customers could in the future shift some or all of their purchases from us to our competitors, or to other sources, or bring such business in-house. The loss of one or more of our largest customers, a significant reduction or delay in sales to one or more of these customers, an inability to successfully develop relationships with new customers, or future price concessions we could make to retain customers could significantly reduce our sales and profitability.

Our financial performance is dependent on the conditions of the aerospace industry.
     Sales to our aerospace customers, which generated 69 percent of our revenues in 2008, are directly tied to the economic conditions in the commercial aviation and defense industries. The aviation industry is cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a wide variety of factors including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Also, since a significant portion of the backlog for commercial customers is scheduled for delivery beyond 2009, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. A reduction in capital spending in the aviation or defense industries could have a significant effect on the sales of our Precision Aerospace and Apex Machine Tool product lines, which could have an adverse effect on our financial performance or results of operations.
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
     Our business is managed by a small number of key executive officers, including Dominick A. Pagano, Luciano M. Melluzzo and Glenn L. Purple. Our future success will depend on, among other things, our ability to keep the services of these executives and to hire other highly qualified employees at all levels. We compete with other potential employers for employees, and we may not be successful in hiring and retaining executives and other skilled employees that we need. Our ability to successfully execute our business strategy, market and develop our products and serve our customers could be adversely affected by a shortage of available skilled employees or executives.
We face costs and risks associated with maintaining effective internal control over financial reporting.
     Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to include in our annual reports on Form 10-K, their report on the operating effectiveness of the Company’s internal controls over financial reporting. CCR LLP (formerly known as, Carlin, Charron & Rosen, LLP), our independent registered public accounting firm, will be required to attest to the effectiveness of our internal control over financial reporting beginning with the year ending January 2, 2010. The process of maintaining and evaluating the effectiveness of our internal control over financial reporting requires us to incur expense and to devote resources on an on-going basis.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 3, 2009.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Information in response to this item is incorporated herein by reference to “Market Information” on pages 4 through 5 of our 2008 Annual Report to Shareholders. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Form 10-K
Item 6. Selected Financial Data.
     Information in response to this item is incorporated herein by reference to “Selected Financial Information” on page 6 of our 2008 Annual Report to Shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Information in response to this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 7 through 14 of our 2008 Annual Report to Shareholders.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
     Not required under Regulation S-K for “smaller reporting companies”
Item 8. Financial Statements and Supplementary Data.
     Information in response to this item is incorporated herein by reference to pages 15 through 33 of our 2008 Annual Report to Shareholders.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
     None
Item 9A(T). Controls and Procedures.
Disclosure Controls and Procedures.
     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 3, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including the Company’s Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.
     There has been no change in the Company’s internal control over financial reporting during the Company’s fiscal year ended January 3, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting.
     The management of EDAC is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of EDAC’s internal control over financial reporting as of January 3, 2009. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Internal Framework. Management concluded that based on its assessment, EDAC maintained effective internal control over financial reporting as of January 3, 2009.
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
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Information in response to this item is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders (“EDAC’s 2009 Proxy Statement”), which will be filed within 120 days after the end of our fiscal year ended January 3, 2009.
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
Item 11. Executive Compensation.
     Information in response to this item is incorporated herein by reference to “Executive Compensation” in EDAC’s 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information in response to this item is incorporated herein by reference to “Security Ownership” in EDAC’s 2009 Proxy Statement.
     The following table sets forth certain information regarding our equity compensation plans as of January 3, 2009.
EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
remaining available
	Number of			for future issuance
	securities to be			under equity
	issued upon		Weighted-average	compensation plans
	exercise of		exercise price of	(excluding
	outstanding		outstanding	securities
	options, warrants		options, warrants	reflected in column
	and rights		and rights	(a))
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders (1)	135,000		$2.178	365,000

Equity compensation plans not approved by security holders (2)	405,834	(3)	5.50	63,266	(4)

Total	540,834		$4.67	428,266

(1)	Consists of the 2008 Equity Incentive Plan. The Plan provides for the grant of incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986, as amended, to employees and nonqualified stock options to employees and directors. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Options are generally granted for a term of five or ten years. The exercise price of options granted under the Plan must not be less than the fair market value of the Company’s common stock on the date of grant.

(2)	Consists of the following equity compensation plans: the 1998 Stock Option Plan (the “1998 Plan”), the 2000 Employee Stock Option Plan (the “2000 Plan”) and the 2000-B Employee Stock Option Plan (the “2000-B Plan”), (collectively, the “Plans”). Each of the Plans provide for the grant of stock options to any director, officer or employee of the Company or any of its subsidiaries. The 2000 Plan also provides for the grant of stock options to consultants of the Company and its subsidiaries. Each of the Plans is administered by the Compensation Committee of the Company’s Board of Directors. Options are generally granted for a term of five or ten years. The exercise price of options granted under each of the Plans must not be less than the fair market value of the Company’s common stock on the date of grant. The 1998 Plan, the 2000 Plan and the 2000-B Plan each provide for the issuance of up to 330,000, 300,000 and 500,000 shares of common stock, respectively, upon the exercise of options granted under such plans.

(3)	Consists of outstanding options to purchase 3,000 shares under the 1998 Plan, 175,000 shares under the 2000 Plan and 227,834 shares under the 2000-B Plan.

(4)	Includes 45,500 shares issuable under the 2000 Plan and 17,766 shares issuable under the 2000-B Plan.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     There are no related party transactions to report. The information required by Item 13 with respect to Director Independence is incorporated herein by reference to “Board and Committee Meetings and Related Matters” in EDAC’s 2009 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
     Information in response to this item is incorporated herein by reference to “Fees of Independent Auditors” in EDAC’s 2009 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) Documents filed as a part of this report:
1. Financial Statements.
The financial statements required to be filed by Item 8 hereof have been incorporated by reference to our 2008 Annual Report to Shareholders and consist of the following:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—As of January 3, 2009 and December 29, 2007.
Consolidated Statements of Income—Fiscal Years
Ended January 3, 2009 and December 29, 2007.
Consolidated Statements of Cash Flows-Fiscal Years
Ended January 3, 2009 and December 29, 2007.
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)-Fiscal Years Ended January 3, 2009 and December 29, 2007.
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
We have audited the consolidated financial statements of EDAC Technologies Corporation and subsidiaries (the “Company”) as of January 3, 2009 and December 29, 2007, and for the years then ended, and have issued our report thereon dated March 9, 2009, such consolidated financial statements and report are included in the Company’s annual report to shareholders for the fiscal year ended January 3, 2009 and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as of January 3, 2009 and December 29, 2007, and for the years then ended, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CCR LLP
Glastonbury, Connecticut
March 9, 2009

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
EDAC TECHNOLOGIES CORPORATION AND SUBSIDIARIES

COL. A	COL. B	COL.C			COL. D	COL. E
		ADDITIONS
	Balance at Beginning	Charged to Costs	Charged to Other		Deductions	Balance at End
DESCRIPTION	of Year	and Expenses	Accounts-Describe		Describe	of Year

YEAR ENDED JANUARY 3, 2009:
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts receivable	$186,000	$16,767	$0	(1)	$16,767	$186,000

Allowance for excess and obsolete inventories	678,723	83,213	0	(2)	117,534	644,402

YEAR ENDED DECEMBER 29, 2007:
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts receivable	110,000	121,111	0	(1)	45,111	186,000

Allowance for excess and obsolete inventories	645,567	99,108	0	(2)	65,952	678,723

(1)	Write-off of specific accounts receivable.

(2)	Disposition of inventory reserved against.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION
By:	/s/ Dominick A. Pagano
Dominick A. Pagano
President and Chief Executive Officer

Date: March 11, 2009
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

Signatures	Title	Date

/s/ Dominick A. Pagano	President, Chief Executive Officer and Director	March 11, 2009

Dominick A. Pagano	(Principal Executive Officer)

/s/ Glenn L. Purple	Chief Financial Officer,	March 11, 2009

Glenn L. Purple	Vice President-Finance and Secretary (Principal Financial and Accounting Officer)

/s/ Joseph P. Lebel	Director	March 11, 2009

Joseph P. Lebel

Signatures	Title	Date

/s/ Stephen J. Raffay	Director	March 11, 2009

Stephen J. Raffay

/s/ Ross C. Towne	Director	March 11, 2009

Ross C. Towne

/s/ Daniel C. Tracy	Director, Chairman of the Board	March 11, 2009

Daniel C. Tracy

EXHIBIT INDEX

Exhibit		Sequential
Number		Page Number

3.1	EDAC’s Amended and Restated Articles of Incorporation	(16)

3.2	EDAC’s Amended and Restated By-Laws	(5)

4.1	EDAC’s Amended and Restated Articles of Incorporation	(16)

4.2	Sections of EDAC’s By-Laws	(5)

10.1	Gros-Ite division Pension Plan	(1)

10.2	EDAC Technologies Corporation 1998 Stock Option Plan	(2)

10.3	EDAC Technologies Corporation 2000 Stock Option Plan	(3)

10.4	EDAC Technologies Corporation 2000-B Stock Option Plan	(3)

10.5	Loan Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(4)

10.6	Commercial Mortgage Note dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(4)

10.7	Open-End Mortgage Deed and Security Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(4)

10.8	Environmental Indemnification Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(4)

10.9	Form of Agreements regarding Indemnification between EDAC and each of its directors and executive officers.	(6)

10.10	Note and Mortgage Modification Agreement by and between EDAC and Farmington Savings Bank dated October 15, 2003	(7)

10.11	Loan Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.	(8)

10.12	Term Note by and between EDAC, Apex and Banknorth N.A dated March 5, 2004.	(8)

10.13	Open-End Mortgage, Commercial Mortgage, Security Agreement and Assignment of Leases and Rents by and between Banknorth N.A and EDAC dated March 5, 2004.	(8)

10.14	Open-End Mortgage, Commercial Mortgage, Security	(8)

Exhibit		Sequential
Number		Page Number

	Agreement and Assignment of Leases and Rents by and between Apex and Banknorth N.A dated March 5, 2004.

10.15	Hazardous Substance Certificate and Indemnification Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.	(8)

10.16	Credit Agreement dated as of January 3, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and Banknorth, N.A.	(9)

10.17	Security Agreement dated as of January 3, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and Banknorth, N.A.	(9)

10.18	Open-End Mortgage Deed dated as of January 3, 2005 by and between EDAC and Banknorth, N.A.	(9)

10.19	Open-End Mortgage Deed dated as of January 3, 2005 by and between Apex and Banknorth, N.A.	(9)

10.20	Borrower’s Environmental Indemnification dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(9)

10.21	Revolving Credit Note dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(9)

10.22	Term Loan Note dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(9)

10.23	Equipment Loan Note dated as of January 3, 2005 by and among EDAC, Gros-Ite, Apex and Banknorth, N.A.	(9)

10.24	Change in Terms Agreement dated August 23, 2005, changing the Revolving Credit note and the Credit Agreement by and between EDAC and Banknorth, N.A.	(10)

10.25	Change in Terms Agreement dated August 23, 2005, changing the Equipment Loan Note and Credit Agreement by and between EDAC and Banknorth, N.A.	(10)

10.26	Promissory Note dated as of December 28, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and Banknorth, N.A.	(11)

10.27	Commercial Security Agreement dated as of December 28, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(11)

Exhibit		Sequential
Number		Page Number

10.28	Promissory Note dated as of April 4, 2006 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(12)

10.29	Amended and Restated Employment Agreement dated as of February 12, 2007 between EDAC and Dominick Pagano	(13)

10.30	Employment Agreement dated as of February 12, 2007 between EDAC and Luciano M. Melluzzo	(13)

10.31	Employment Agreement dated as of February 12, 2007 between EDAC and Glenn L. Purple	(13)

10.32	Change in Terms Agreement dated July 26, 2006, changing the Equipment Loan Note by and between EDAC and TD Banknorth, N.A.	(15)

10.33	Term Note dated as of October 27, 2006 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(14)

10.34	Term Note dated as of July 18, 2007 by and among EDAC, Apex Machine Tool Company, Inc. Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(15)

10.35	EDAC Technologies Corporation 2008 Equity Incentive Plan	(16)

11	Earnings per share information has been incorporated by reference to EDAC’s 2008 Annual Report to Shareholders

13*	EDAC’s 2008 Annual Report to Shareholders

14	EDAC Technologies Corporation Code of Ethics	(7)

21*	Subsidiaries

23.1*	Consent of CCR LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission File No. 2-99491, Amendment No. 1.

(2)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 2, 1999.

(3)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.

(4)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(5)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated February 19, 2002.

(6)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 30, 2002.

(7)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.

(8)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated April 3, 2004.

(9)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated January 3, 2005.

(10)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated October 1, 2005.

(11)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2005.

(12)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated April 5, 2006.

(13)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2007.

(14)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

(15)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated September 29, 2007.

(16)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 28, 2008.

*	Filed herewith