Form 10-Q
period 2009-04-04
EDAC TECHNOLOGIES CORP
filed 2009-04-30
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑ .
     On April 24, 2009 there were outstanding 4,827,803 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 4,	January 3,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$657,791	$1,311,092
Trade accounts receivable, (net of allowance for doubtful accounts of $186,000 as of April 4, 2009 and January 3, 2009)	7,107,831	7,931,550
Inventories, net	9,130,132	7,961,788
Prepaid expenses and other current assets	227,200	107,333
Refundable income taxes	161,708	686,708
Deferred income taxes	983,298	983,298

TOTAL CURRENT ASSETS	18,267,960	18,981,769

PROPERTY, PLANT, AND EQUIPMENT	35,423,794	35,347,124
less-accumulated depreciation	24,329,100	23,992,878

	11,094,694	11,354,246

DEFERRED INCOME TAXES	95,971	105,971

OTHER ASSETS:
Deposits on equipment	1,754,800	981,300
Other	37,127	40,338

TOTAL ASSETS	$31,250,552	$31,463,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 4,	January 3,
	2009	2009
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Equipment line of credit	$2,448,490	$1,674,990
Current portion of long-term debt	2,110,318	2,376,018
Trade accounts payable	2,816,566	3,485,192
Accrued employee compensation and amounts withheld	1,264,594	1,112,006
Other accrued expenses	341,646	361,252
Customer advances	289,747	261,643

TOTAL CURRENT LIABILITIES	9,271,361	9,271,101

LONG-TERM DEBT,
less current portion	4,503,139	4,827,697

OTHER LIABILITIES	1,698,233	1,698,233

SHAREHOLDERS’ EQUITY:
Common stock, $.0025 par value; issued and outstanding: 4,825,303 on April 4, 2009 and on January 3, 2009	12,063	12,063
Additional paid-in capital	10,989,549	10,934,736
Retained earnings	7,215,013	7,158,600

	18,216,625	18,105,399
Less: accumulated other comprehensive loss	2,438,806	2,438,806

TOTAL SHAREHOLDERS’ EQUITY	15,777,819	15,666,593

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,250,552	$31,463,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the quarter ended
	April 4,	March 29,
	2009	2008
Sales	$9,583,775	$11,181,103
Cost of sales	8,503,339	9,095,094

Gross profit	1,080,436	2,086,009

Selling, general and administrative expenses	861,256	969,120

Income from operations	219,180	1,116,889

Non-operating income (expense):
Interest expense	(139,842)	(164,577)
Other	6,875	44,555

Income before income taxes	86,213	996,867

Provision for income taxes	29,800	367,000

Net income	$56,413	$629,867

Income per share data (Note A):

Basic income per share	$0.01	$0.14

Diluted income per share	$0.01	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	April 4,	March 29,
	2009	2008
Operating Activities:
Net income	$56,413	$629,867
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	366,209	546,209
Deferred income taxes	10,000	25,000
Gain on sale of property, plant & equipment	(5,000)	(20,350)
Stock compensation expense pursuant to stock options	54,813	55,749
Excess tax benefit from share-based compensation	—	(81,836)
Changes in working capital items	(450,630)	(1,194,535)

Net cash provided by (used in) operating activities	31,805	(39,896)

Investing Activities:
Additions to property, plant and equipment	(100,948)	(146,629)
Equipment deposits	(773,500)	(317,395)
Proceeds from sale of property, plant and equipment	5,500	20,350

Net cash used in investing activities	(868,948)	(443,674)

Financing Activities:
Increase in line of credit	773,500	—
Repayments of long-term debt	(590,258)	(560,284)
Proceeds from exercise of options and issuance of common stock	—	47,354
Excess tax benefit from share-based compensation	—	81,836

Net cash provided by (used in) financing activities	183,242	(431,094)

Decrease in cash	(653,901)	(914,664)
Cash at beginning of period	1,311,092	3,286,203

Cash at end of period	$657,791	$2,371,539

Supplemental Disclosure of Cash Flow Information:
Interest paid	$139,842	$164,577
Income taxes paid (refunded)	(511,000)	31,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 4, 2009
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 4, 2009 are not necessarily indicative of the results that may be expected for the year ending January 2, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 3, 2009.
Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow-moving and has provided a full reserve for these parts. As of April 4, 2009 and January 3, 2009, inventories consisted of the following:

	April 4,	January 3,
	2009	2009
Raw materials	$1,944,959	$1,449,789
Work-in-progress	6,371,920	5,789,839
Finished goods	1,457,655	1,366,562

	9,774,534	8,606,190
Reserve for excess and obsolete	(644,402)	(644,402)

Inventories, net	$9,130,132	$7,961,788

Income per share: The number of shares used in the income per common share computations for the three month periods ended April 4, 2009 and March 29, 2008 are as follows:

	For the quarter ended
	April 4,	March 29,
	2009	2008
Basic:
Average common shares outstanding	4,825,303	4,652,928

Diluted:
Dilutive effect of stock options	36,314	323,987

Average common shares diluted	4,861,617	4,976,915

Options excluded since anti-dilutive	425,334	188,500

Comprehensive Income: Comprehensive income is the same as net income for the three month periods ended April 4, 2009 and January 3, 2009, since the valuation used in connection with determining the amount of the change in the Company’s unfunded pension liability is determined at the end of the year.
Recently Adopted Accounting Standards: Effective this quarter, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, this could have an impact in future periods.
NOTE B — FINANCING ARRANGEMENTS
Notes payable and long-term debt consist of the following:

	April 4,	January 3,
	2009	2009
Equipment line of credit	$2,448,490	$1,674,990

Term notes	3,412,920	3,914,765

Mortgage loans	2,976,412	3,010,677

Capital lease obligations	224,125	278,273

	9,061,947	8,878,705
Less — equipment line of credit	2,448,490	1,674,990
Less — current portion of long-term debt	2,110,318	2,376,018

	$4,503,139	$4,827,697

The Company’s credit facility with TD Bank, N.A. includes a revolving line of credit, which provides for borrowing up to $5,000,000, limited to an amount determined by a formula based on percentages of receivables and inventory. Although payable on demand, the revolving line of credit is reviewed annually by the bank and renewed at its discretion.
As of April 4, 2009, approximately $2,448,000 was outstanding on the equipment line of credit with $5,000,000 and approximately $2,252,000 available for additional borrowings on the revolving line of credit and the equipment line of credit, respectively.
NOTE C – DEFINED BENEFIT PENSION PLAN
The following table sets forth the components of net periodic benefit cost (in thousands):

	For the quarter ended
	April 4,	March 29,
	2009	2008
Components of net periodic benefit cost:
Interest cost	$82	$91
Expected return on plan assets	(62)	(103)
Amortization of actuarial loss	33	12

Net periodic pension expense	$53	$0

Company contributions paid to the plan for the three month periods ended April 4, 2009 and March 29, 2008 totaled $0 and $50,200, respectively.
NOTE D – INCOME TAXES
The provision for income taxes is as follows (in thousands):

	For the quarter ended
	April 4,	March 29,
	2009	2008
Current provision	$20	$342
Deferred	10	25

Total provision	$30	$367

The income tax provisions for the three month period ended April 4, 2009 and March 29, 2008 were calculated using an effective rate of 34.6% and 37.0%, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales.
The Company’s sales decreased $1,597,000 or 14.3% for the three month period ended April 4, 2009, as compared to the three month period ended March 29, 2008. Sales and sales increases (decreases) by product line for the three month period ended April 4, 2009 compared to the three month period ended March 29, 2008 were as follows (in thousands):

	For the three months ended
	April 4,	March 29,
Product Line	2009	2008	Change
Precision Aerospace	$5,186	$5,283	$(97)
Apex Machine Tool	3,851	5,046	(1,195)
Gros-Ite Spindles	547	852	(305)

Total	$9,584	$11,181	$(1,597)

Sales for the Precision Aerospace product line decreased $97,000, or 1.8%, for the three month period ended April 4, 2009, as compared to the three month period ended March 29, 2008. The decrease was due to decreased shipments of certain jet engine parts to our major aerospace customers resulting from modification of delivery schedules on the part of the customers.
Sales for the Apex Machine Tool product line decreased $1,195,000, or 23.7%, for the three month period ended April 4, 2009, as compared to the three month ended March 29, 2008. The decrease was due to decreased shipments to aerospace customers.
Sales for the Gros-Ite Spindles product line decreased $305,000, or 35.8%, for the three month period ended April 4, 2009, as compared to the three month period ended March 29, 2008 due to decreased customer demand. The Company believes that demand will remain slow for the remainder of 2009.
As of April 4, 2009, the Company’s total sales backlog was approximately $53,400,000 compared to $52,400,000 as of January 3, 2009. Backlog consists of accepted purchase orders that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $22,000,000 of its April 4, 2009 backlog during the remainder of the 2009 fiscal year. The remaining $31,400,000 of backlog is deliverable in fiscal year 2010 and beyond.
Sales to the Company’s principal markets are as follows (in thousands):

	For the quarter ended
	April 4,	March 29,
	2009	2008
Aerospace customers	$6,948	$8,445
Non-aerospace customers	2,636	2,736

	$9,584	$11,181

Sales to aerospace customers decreased $1,497,000, or 17.7%, for the three month period ended April 4, 2009, as compared to the three month period ended March 29, 2008, primarily due to decreased sales within the Apex Machine Tool product line to aerospace customers and by the decrease in shipments of certain commercial jet engine parts resulting from modification of delivery schedules on the part of the customers. While the first quarter sales to the aerospace market decreased by $377,000 from the fourth quarter of 2008, we believe based on our customers’ current schedules that sales to the aerospace market for the second quarter of 2009 will improve over the first quarter of 2009.
Sales to non-aerospace customers decreased $100,000, or 3.7%, for the three month period ended April 4, 2009, as compared to the three month period ended March 29, 2008, due to the decrease in sales of spindles.

Cost of Sales. Cost of sales as a percentage of sales increased to 88.7% from 81.3%, for the three month period ended April 4, 2009, compared to the three month period ended March 29, 2008. The increase was due primarily to sales levels decreasing in 2009 greater than manufacturing costs due to the fixed or semi-fixed element of certain manufacturing costs and to increases in certain material costs. Additionally, approximately $120,000 was expensed on the product development and engineering of new parts for the aerospace industry.
Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased approximately $108,000, or 11.1%, for the three month period ended April 4, 2009, compared to the three month period ended March 29, 2008. The decrease in these costs was mainly the result of decreased incentive compensation and professional costs.
Interest Expense. Interest expense decreased approximately $25,000, or 15.0%, for the three month period ended April 4, 2009, compared to the three month period ended March 29, 2008. This decrease was due to decreased borrowing levels of long-term debt.
Income Taxes. The income tax provision for the three month period ended April 4, 2009, was calculated using an effective rate of 34.6%. The income tax provision for the three month period ended March 29, 2008, was calculated using an effective rate of 36.8%.
Liquidity and Capital Resources.
Cash Flow from Operating Activities

	Three Months Ended
	April 4,	March 29,
	2009	2008
Net cash flows provided by (used in) operating activities:	$32,000	$(40,000)
Impacting operating cash flow for the first three months of 2009 was the use of cash for working capital items of $450,000. The Company’s accounts receivable decreased by $824,000 due to lower sales levels and it received refundable federal income taxes in the amount of $525,000. This was offset by an increase in inventory of $1,257,000, mainly due to the receipt of raw material for our aerospace orders.
Cash Flow from Investing Activities

	Three Months Ended
	April 4,	March 29,
	2009	2008
Net cash flows used in investing activities:	$869,000	$444,000

Cash used in investing activities reflects deposits placed on and the acquisition of machinery and equipment. Capital expenditures, including deposits, for the current fiscal year are targeted at $4.0 to $6.3 million.
Cash Flow from Financing Activities

	Three Months Ended
	April 4,	March 29,
	2009	2008
Net cash flows provided by (used in) financing activities:	$183,000	$(431,000)
During the three months ended April 4, 2009, payments of $590,000 against term debt were offset by borrowings on the equipment line of credit totaling $774,000. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2009, unless converted earlier at the option of the Company.
The Company’s credit facility with TD Bank, N.A. includes a revolving line of credit, which provides for borrowing up to $5,000,000, limited to an amount determined by a formula based on percentages of receivables and inventory. Although payable on demand, the revolving line of credit is reviewed annually by the bank and renewed at its discretion. On June 13, 2008, the bank renewed the Company’s $5,000,000 revolving line of credit.
On June 13, 2008, the Company’s equipment line of credit with TD Bank, N.A. was amended to provide up to $4,700,000 for eligible equipment purchases during the period June 13, 2008 through July 31, 2009. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2009, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments, including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 2%.
As of April 4, 2009, approximately $2,448,000 was outstanding on the equipment line of credit with $5,000,000 and approximately $2,252,000 available for additional borrowings on the revolving line of credit and the equipment line of credit, respectively.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management’s Discussion and Analysis and Note A to the Consolidated Financial Statements in the Company’s Annual Report, incorporated by reference in Form 10-K for the Company’s fiscal year 2008, describe the significant accounting policies used in preparation of the Consolidated

Financial Statements. Actual results in these areas could differ from management’s estimates.
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
All statements other than historical statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company’s business strategy and plans, statements about the adequacy of the Company’s working capital and other financial resources, statements about the Company’s bank agreements, statements about the Company’s backlog, statements about the Company’s action to improve operating performance, and other statements herein that are not of an historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company’s products and services such as changes in customer delivery schedules; general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company’s competitors; the adequacy of the Company’s revolving credit facility and other sources of capital; and other factors discussed in the Company’s annual report on Form 10-K for the fiscal year ended January 3, 2009. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required under Regulation S-K for “smaller reporting companies”.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure and procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 4, 2009, and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the three months ended April 4, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6.       EXHIBITS

3.1	*	EDAC’s Amended and Restated Articles of Incorporation

3.2	*	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation.

3.3	*	EDAC’s Amended and Restated By-laws .

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Incorporated by reference
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION
April 30, 2009
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