Form 10-Q
period 2009-07-04
EDAC TECHNOLOGIES CORP
filed 2009-07-31
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number: 001-33507
EDAC Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-1515599

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)
1806 New Britain Avenue, Farmington, CT 06032
(Address of principal executive offices)
(860) 677-2603
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐          Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑.
     On July 31, 2009 there were outstanding 4,837,803 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4,	January 3,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$308,484	$1,311,092
Trade accounts receivable, (net of allowance for doubtful accounts of $277,597 as of July 4, 2009 and $186,000 on January 3, 2009)	13,059,271	7,931,550
Inventories, net	18,191,098	7,961,788
Prepaid expenses and other current assets	383,066	107,333
Refundable income taxes	111,883	686,708
Deferred income taxes	918,567	983,298

TOTAL CURRENT ASSETS	32,972,369	18,981,769

PROPERTY, PLANT, AND EQUIPMENT	47,640,684	35,347,124
less-accumulated depreciation	24,861,164	23,992,878

	22,779,520	11,354,246

DEFERRED INCOME TAXES	—	105,971

OTHER ASSETS:
Deposits on equipment	2,089,800	981,300
Other	217,882	40,338

TOTAL ASSETS	$58,059,571	$31,463,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4,	January 3,
	2009	2009
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Lines of credit	$3,258,490	$1,674,990
Current portion of long-term debt	2,434,928	2,376,018
Trade accounts payable	6,433,669	3,485,192
Accrued employee compensation and amounts withheld	1,586,690	1,112,006
Other accrued expenses	1,526,851	361,252
Customer advances	438,530	261,643

TOTAL CURRENT LIABILITIES	15,679,158	9,271,101

LONG-TERM DEBT,
less current portion	13,042,605	4,827,697

OTHER LIABILITIES	1,698,233	1,698,233

DEFERRED INCOME TAXES	4,411,868	—

SHAREHOLDERS’ EQUITY:
Common stock, $.0025 par value; issued and outstanding: 4,837,803 on July 4, 2009 and 4,825,303 on January 3, 2009	12,095	12,063
Additional paid-in capital	11,063,241	10,934,736
Retained earnings	14,591,177	7,158,600

	25,666,513	18,105,399

Less: accumulated other comprehensive loss	2,438,806	2,438,806

TOTAL SHAREHOLDERS’ EQUITY	23,227,707	15,666,593

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,059,571	$31,463,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Sales	$13,628,817	$10,849,161	$23,212,592	$22,030,264
Cost of sales	11,933,020	9,019,185	20,436,359	18,114,279

Gross profit	1,695,797	1,829,976	2,776,233	3,915,985

Selling, general and administrative expenses	1,180,605	864,244	2,041,861	1,833,364

Income from operations	515,192	965,732	734,372	2,082,621

Non-operating income (expense):
Interest expense	(190,583)	(155,048)	(330,425)	(319,625)
Other	11,739,578	9,374	11,746,453	53,929

Income before income taxes	12,064,187	820,058	12,150,400	1,816,925

Provision for income taxes	4,688,024	287,000	4,717,824	654,000

Net income	$7,376,163	$533,058	$7,432,576	$1,162,925

Income per share data (Note A):

Basic	$1.53	$0.11	$1.54	$0.25

Diluted	$1.50	$0.11	$1.52	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	July 4,	June 28,
	2009	2008

Operating Activities:
Net income	$7,432,576	$1,162,925
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	903,982	1,032,418
Deferred income taxes	4,582,570	44,000
Gain on acquisition of business	(11,738,591)	—
Gain on sale of property, plant & equipment	(5,500)	(21,850)
Stock compensation expense pursuant to stock options	110,562	111,498
Excess tax benefit from share-based compensation	—	(81,836)
Changes in working capital items	(946,249)	(1,992,146)

Net cash provided by operating activities	339,350	255,009

Investing Activities:
Additions to property, plant and equipment	(425,288)	(318,787)
Equipment deposits	(1,108,500)	(384,620)
Acquisition of business	(9,500,000)	—
Proceeds from sale of property, plant and equipment	5,500	21,850
Deferred financing costs	(188,963)	—

Net cash used in investing activities	(11,217,251)	(681,557)

Financing Activities:
Increase in lines of credit	1,583,500	903,740
Repayments of long-term debt	(1,226,182)	(1,125,522)
Issuance of long-term debt	9,500,000	—
Proceeds from exercise of options and issuance of common stock	17,975	47,354
Excess tax benefit from share-based compensation	—	81,836

Net cash provided by (used in) financing activities	9,875,293	(92,592)

Decrease in cash	(1,002,608)	(519,140)
Cash at beginning of period	1,311,092	3,286,203

Cash at end of period	$308,484	$2,767,063

Supplemental Disclosure of
Cash Flow Information:
Interest paid	$320,035	$319,625
Income taxes paid (refunded)	(511,000)	456,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 4, 2009
NOTE A — ACQUISITION AND BASIS OF PRESENTATION
ACQUISITION
On May 27, 2009, the Company acquired substantially all of the assets and certain liabilities of MTU Aero Engines North America, Inc.(“AENA”). This business is hereinafter referred to as “AERO”. The acquisition was accounted for under the purchase method of accounting with the assets and liabilities acquired recorded at their fair values at the date of acquisition. The results of operations of the acquired business have been included in the Condensed Consolidated Statements of Operations beginning as of the effective date of the acquisition.
The $9.5 million purchase price has been allocated almost entirely to the working capital acquired. In accordance with Statement of Financial Accounting Standards No 141(R), “Business Combinations” the acquisition was determined to be a “bargain purchase”. The excess value consisting entirely of fixed assets was determined based on independent appraisals and resulted in a net gain as of the acquisition date in the amount of $11,739,000 after acquisition of related expenses of $136,000. The Company is currently in the process of finalizing the purchase accounting and expects to do so by the end of the third quarter. Fair values as currently estimated based on preliminary information available are as follows (in thousands):

Accounts receivable	$4,274
Inventories	8,980
Prepaid expenses	169
Property, plant and equipment	11,893
Accounts payable and accrued expenses	(3,941)

$21,375

The unaudited pro forma consolidated financial information for the six months ended June 28, 2008 and July 4, 2009 as though the acquisition had been completed at the beginning of the respective periods are as follows (in thousands, except per share data) The pro forma information excludes the gain on the acquisition.

	For the Six Months Ended
	June 28, 2008	July 4, 2009
Sales	$31,613	$31,879
Net income	(2,534)	561
Basic income per share	$(0.54)	$0.12
Diluted income per share	$(0.51)	$0.11
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (SFAS 165) effective beginning the quarter ended June 30, 2009 and has evaluated for disclosure subsequent events that have occurred up to July 31, 2009, the date of issuance of the financial statements. Operating results for the three and six month periods ended July 4, 2009 are not necessarily indicative of the results that may be expected for the year ending January 2, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 3, 2009.
Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow-moving and has provided a full reserve for these parts. As of July 4, 2009 and January 3, 2009, inventories consisted of the following:

	July 4,	January 3,
	2009	2009
Raw materials	$2,649,534	$1,449,789
Work-in-progress	13,670,761	5,789,839
Finished goods	2,709,105	1,366,562

	19,029,400	8,606,190
Reserve for excess and obsolete	(838,302)	(644,402)

Inventories, net	$18,191,098	$7,961,788

Income per share: The number of shares used in the income per common share computations for the three and six month periods ended July 4, 2009 and June 28, 2008 are as follows:

	For the three months ended		For the six months ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Basic:
Average common shares outstanding	4,829,678	4,666,970	4,827,803	4,658,946

Diluted:
Dilutive effect of stock options	89,033	289,769	64,381	311,364

Average common shares diluted	4,918,711	4,956,739	4,892,184	4,970,310

Options excluded since anti-dilutive	297,334	188,500	347,334	188,500

Comprehensive Income: Comprehensive income is the same as net income for the three and six month periods ended July 4, 2009, since the valuation used in connection with determining the amount of the change in the Company’s unfunded pension liability is determined at the end of the year.

NEW PRONOUNCEMENTS
Effective January 4, 2009, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, (“SFAS No. 157”), for our nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. Previous to January 4, 2009, SFAS No. 157 did not apply to such assets and liabilities. The adoption of SFAS No. 157 on January 4, 2009 for such assets and liabilities did not have an impact on our condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP FAS 107-1 & APB 28-1). FSP FAS 107-1 & APB 28-1 require interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP FAS 107-1 & APB 28-1 require disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP FAS 107-1 & APB 28-1 do not change the accounting treatment for these financial instruments.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 established general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 on July 4, 2009 required us to disclose the date through which we have evaluated subsequent events and whether that date is the date the financials were issued.
NOTE B — FINANCING ARRANGEMENTS
Notes payable and long-term debt consist of the following:

	July 4,	January 3,
	2009	2009
Lines of credit	$3,258,490	$1,674,990

Term notes	9,720,356	3,914,765

Mortgage loans	5,576,298	3,010,677

Capital lease obligations	180,879	278,273

	18,736,023	8,878,705
Less – revolving line of credit	475,000	—
Less – equipment line of credit	2,783,490	1,674,990
Less – current portion of long-term debt	2,434,928	2,376,018

	$13,042,605	$4,827,697

The Company’s acquisition of AERO was funded by a five year term note in the amount of $4,360,000 and a ten year mortgage in the amount of $2,640,000 both with TD Bank, N.A. The Company fixed the interest rates on the note and mortgage at 5.8% and 6.1%, respectively, through interest rate swap arrangements with TD Bank N.A. In addition, the Company issued a $2.5 million secured promissory note to the seller due on May 27, 2012 with interest payable quarterly at the annual rate of 5%.
The Company’s credit facility with TD Bank, N.A. includes a revolving line of credit, which provides for borrowing up to $5,000,000, limited to an amount determined by a formula based on percentages of receivables and inventory. Although payable on demand, the revolving line of credit is reviewed annually by the bank and renewed at its discretion. On May 27, 2009, the bank renewed the Company’s $5,000,000 revolving line of credit.

As of July 4, 2009, $475,000 and approximately $2,783,000 was outstanding on the revolving line of credit and the current equipment line of credit, respectively with $4,525,000 and approximately $1,917,000 available for additional borrowings on the revolving line of credit and the current equipment line of credit, respectively.
On April 24, 2009, the Company’s equipment line of credit with TD Bank, N.A. was amended to provide up to $4,700,000 for eligible equipment purchases during the period August 1, 2009 through July 31, 2010. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2010, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments, including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 3%.
NOTE C — INTEREST RATE SWAPS
Simultaneous with the Aero acquisition, we entered into two pay-fixed, receive-variable interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on certain senior long-term notes payable that were also entered into on the date of the Aero acquisition. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in consolidated accumulated other comprehensive income. These changes in fair value must be reclassified in whole or in part from consolidated accumulated other comprehensive income into earnings if, and when, a comparison of the swaps and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. We expect these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship and therefore we do not expect to reclassify any portion of any unrealized income from consolidated accumulated other comprehensive income to earnings in the future. As of July 4, 2009, no there had been no change in the fair value of the swaps.
NOTE D — DEFINED BENEFIT PENSION PLAN
The following table sets forth the components of net periodic benefit cost (in thousands):

	For the three months ended		For the six months ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Interest cost	$82	$91	$164	$182
Expected return on plan assets	(62)	(93)	(124)	(186)
Amortization of actuarial loss	33	2	66	4

Net periodic pension expense	$53	$0	$106	$0

The Company made no contributions to the plan for the three and six month periods ended July 4, 2009.
NOTE E — INCOME TAXES
The provision for income taxes is as follows (in thousands):

	For the three months ended		For the six months ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Current provision	$73	$268	$93	$610
Deferred provision	4,615	19	4,625	44

Total provision	$4,688	$287	$4,718	$654

The income tax provisions for the three and six month periods ended July 4, 2009 were calculated using effective rates of 33.6% on ordinary income excluding the gain on acquisition and 38.95% on the gain on acquisition. The income tax provisions for the three and six month periods ended June 28, 2008, were calculated using effective rates of 35% and 36%, respectively.
NOTE F — SUBSEQUENT EVENT
On July 27, 2009, the Company was notified by the United States Bankruptcy Court District of Massachusetts Western Division that it had submitted a successful bid of $775,000 to purchase to the assets of Service Network Inc. The closing is anticipated to occur on or before August 7, 2009. The Company has evaluated subsequent events thru the July 31, 2009 filing date of this form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales.
The Company’s sales increased $2,780,000 or 25.6%, and $1,183,000, or 5.4% for the three and six month periods ended July 4, 2009, respectively, as compared to the three and six month periods ended June 28, 2008. Sales and sales increases (decreases) by product line for the three and six month periods ended July 4, 2009 compared to the three and six month periods ended June 28, 2008 were as follows (in thousands):

	For the three months ended
	July 4,	June 28,
Product Line	2009	2008	Change
Precision Aerospace	$8,190	$5,471	$2,719
Apex Machine Tool	4,721	4,242	479
Gros-Ite Spindles	718	1,136	(418)

Total	$13,629	$10,849	$2,780

	For the six months ended
	July 4,	June 28,
Product Line	2009	2008	Change
Precision Aerospace	$13,377	$10,754	$2,623
Apex Machine Tool	8,572	9,288	(716)
Gros-Ite Spindles	1,264	1,988	(724)

Total	$23,213	$22,030	$1,183

Sales for the Precision Aerospace product line increased $2,719,000, or 49.7%, and $2,623,000, or 24.4%, for the three and six month periods ended July 4, 2009, respectively, as compared to the three and six month periods ended June 28, 2008. The increase was due mainly to the Company’s business acquisition and also to slightly increased shipments of certain jet engine parts to our major aerospace customers.
Sales for the Apex Machine Tool product line increased $479,000, or 11.3% and decreased $716,000, or 7.7%, for the three and six month periods ended July 4, 2009, respectively, as compared to the three and six months ended June 28, 2008. The increase for the three months was due to increased sales to aerospace customers.
Sales for the Gros-Ite Spindles product line decreased $418,000, or 36.8%, and $724,000 or 36.4% for the three and six month periods ended July 4, 2009, respectively, as compared to the three and six month periods ended June 28, 2008. The Company believes that demand will remain slow for the remainder of 2009.

As of July 4, 2009, the Company’s total sales backlog was approximately $134,000,000 compared to $52,400,000 as of January 3, 2009. Backlog consists of accepted purchase orders and long-term contracts that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $26,000,000 of its July 4, 2009 backlog during the remainder of the 2009 fiscal year. The remaining $108,000,000 of backlog is deliverable in fiscal year 2010 and beyond. The increase in the backlog was mainly due to the acquisition of AERO.
Sales to the Company’s principal markets are as follows (in thousands):

	For the three months ended		For the six months ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Aerospace customers	$8,692	$7,742	$18,008	$16,187
Non-aerospace customers	4,937	3,107	5,205	5,843

	$13,629	$10,849	$23,213	$22,030

Sales to aerospace customers increased $950,000, or 12.3%, and decreased $548,000, or 3.4%, for the three and six month periods ended July 4, 2009, respectively, as compared to the three and six month periods ended June 28, 2008, due to the inclusion of the sales of the Company’s acquisition commencing on May 27th. This was partially offset by the decrease in shipments of certain commercial jet engine parts resulting from modification of delivery schedules on the part of the customers. Sales to non-aerospace customers increased $1,830,000 or 58.9%, for the three month period ended July 4, 2009, as compared to the three month period ended June 28, 2008. Sales to non-aerospace customers decreased $638,000, or 10.9%, for the six month period ended July 4, 2009, as compared to the six month period ended June 28, 2008, primarily due to the decrease in the sales of spindles.
Cost of Sales. Cost of sales as a percentage of sales increased to 87.6% from 83.1%, for the three month period ended July 4, 2009, compared to the three month period ended June 28, 2008. Cost of sales as a percentage of sales increased to 88.0%, from 82.2%, for the six month period ended July 4, 2009 compared to the six month period ended June 28, 2008. The increases were due primarily to product mix changes and pricing pressures in the markets that the Company operates.
Selling, General & Administrative Expenses. Selling, general and administrative expenses increased approximately $316,000, or 36.6%, and $208,000 or 11.4%, for the three and six month periods ended July 4, 2009, respectively, compared to the three and six month periods ended June 28, 2008. The increase in these costs for the three and six months ended July 4, 2009 was mainly the result of additional operating costs associated with AERO.
Interest Expense. Interest expense increased approximately $36,000, or 22.9%, and $11,000, or 3.3% for the three and six month periods ended July 4, 2009, respectively, compared to the three and six month periods ended June 28, 2008. These increases were due to increased borrowing associated with the acquisition of AERO.

Other Income. The Company recognized a gain on the acquisition of AERO in the amount of $11,875,000. The gain has been offset by $136,000 of acquisition expenses and is reflected in Other income for the three and six months ended July 4, 2009.
Income Taxes. The income tax provision for the three and six month periods ended July 4, 2009, were calculated using effective rates of 33.6% applied to ordinary income, excluding the gain on acquisition, and 38.95% applied the gain on acquisition. The income tax provision for the three and six month periods ended June 28, 2008, was calculated using effective rates of 35% and 36%, respectively.
Cash Flow from Operating Activities

	Six Months Ended
	July 4,	June 28,
	2009	2008
Net cash flows provided by operating activities:	$339,000	$255,000
Impacting operating cash flow for the first six months of 2009 was the use of cash for working capital items of $812,000. Exclusive of the AERO acquisition, the Company’s inventory increased by $1,006,000, mainly due to the receipt of raw material for our aerospace orders. This was offset by the receipt of refundable federal income taxes in the amount of $525,000.
Cash Flow from Investing Activities

	Six Months Ended
	July 4,	June 28,
	2009	2008
Net cash flows used in investing activities:	$11,217,000	$682,000
Cash used in investing activities reflects the Company’s business acquisition and deposits placed on and the acquisition of machinery and equipment. Capital expenditures, including deposits, for the current fiscal year are targeted at $4.0 to $6.3 million.
Cash Flow from Financing Activities

	Six Months Ended
	July 4,	June 28,
	2009	2008
Net cash flows provided by (used in) financing activities:	$9,875,000	$(93,000)

Cash flows provided by financing activities primarily reflect $9.5 million of new debt to finance the Company’s business acquisition. Also, during the six months ended July 4, 2009, payments of $1,226,000 against term debt were offset by borrowings on the equipment line of credit totaling $1,109,000. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2009, unless converted earlier at the option of the Company.
The Company’s credit facility with TD Bank, N.A. includes a revolving line of credit, which provides for borrowing up to $5,000,000, limited to an amount determined by a formula based on percentages of receivables and inventory. Although payable on demand, the revolving line of credit is reviewed annually by the bank and renewed at its discretion. On May 27, 2009, the bank renewed the Company’s $5,000,000 revolving line of credit.
As of July 4, 2009, $475,000 and approximately $2,783,000 was outstanding on the revolving line of credit and the current equipment line of credit, respectively with $4,525,000 and approximately $1,917,000 available for additional borrowings on the revolving line of credit and the current equipment line of credit, respectively.
On April 24, 2009, the Company’s equipment line of credit with TD Bank, N.A. was amended to provide up to $4,700,000 for eligible equipment purchases during the period August 1, 2009 through July 31, 2010. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2010, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments, including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 3%.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management’s Discussion and Analysis and Note A to the Consolidated Financial Statements in the Company’s Annual Report, incorporated by reference in Form 10-K for the Company’s fiscal year 2009, describe the significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates.
Accounts receivable – The Company evaluates its allowance for doubtful accounts by considering the age of each invoice, the financial strength of the customer, the customer’s past payment record and subsequent payments.
Inventories – The Company has specifically identified certain inventory as obsolete or slow-moving and provided a full reserve for these parts. The assumption is that these parts may not be sold. The assumptions and the resulting reserve have been accurate in the past, and are not likely to change materially in the future.

Share-based compensation – Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure and procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 4, 2009, and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the three months ended July 4, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 3, 2009 the Company held its annual meeting of shareholders.
The Shareholders voted as follows on the following matters:
1)	The following directors were elected at the meeting:

	Votes	Votes
Director	Cast For	Withheld
Joseph Lebel	3,554,822	178,602
Dominick A. Pagano	3,608,616	124,808
Stephen J. Raffay	3,561,763	171,661
Ross C. Towne	3,563,295	170,129
Daniel C. Tracy	3,607,574	125,850
John A. Rolls	3,611,748	121,676
2)	The appointment of CCR LLP as auditors for the Company for the fiscal year ending January 2, 2010 was ratified with a vote of 3,625,774 for 79,824 against and 27,826 abstained.

ITEM 6. EXHIBITS

2.1*	Asset Purchase Agreement, dated as of May 18, 2009, by and between EDAC and MTU Aero Engines North America, Inc.

3.1	*	EDAC’s Amended and Restated Articles of Incorporation

3.2	*	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation.

3.3	*	EDAC’s Amended and Restated By-laws.

10.1	*	Credit Agreement, dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.

10.2	*	Security Agreement, dated as of May 27, 2009, by and between EDAC, Gros-Ite, Apex and TD Bank, N.A.

10.3	*	Term Note, dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.

10.4	*	Revolving Credit Note, dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.

10.5	*	Mortgage Note, dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.

10.6	*	Open-End Mortgage Deed and Security Agreement, dated as of May 27, 2009, by and between EDAC and TD Bank N.A.

10.7	*	Environmental Indemnity Agreement, dated as of May 27, 2009, by and between EDAC, Gros-Ite, Apex and TD Bank, N.A.

10.8	*	Secured Promissory Note, dated as of May 27, 2009, by EDAC in favor of MTU Aero Engines North America, Inc.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION

July 31, 2009

By	/s/ Glenn L. Purple
Glenn L. Purple, Chief Financial
Officer and duly authorized officer

18

EXHIBIT INDEX

NUMBER	DESCRIPTION
2.1	Asset Purchase Agreement, dated as of May 18, 2009, by and between EDAC and MTU Aero Engines North America, Inc. (4)

3.1	EDAC’s Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation. (2)

3.3	EDAC’s Amended and Restated By-laws (3)

10.1	Credit Agreement, dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A. (4)

10.2	Security Agreement, dated as of May 27, 2009, by and between EDAC, Gros-Ite, Apex and TD Bank, N.A. (4)

10.3	Term Note, dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A. (4)

10.4	Revolving Credit Note, dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A. (4)

10.5	Mortgage Note, dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A. (4)

10.6	Open-End Mortgage Deed and Security Agreement, dated as of May 27, 2009, by and between EDAC and TD Bank N.A. (4)

10.7	Environmental Indemnity Agreement, dated as of May 27, 2009, by and between EDAC, Gros-Ite, Apex and TD Bank, N.A. (4)

10.8	Secured Promissory Note, dated as of May 27, 2009, by EDAC in favor of MTU Aero Engines North America, Inc. (4)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2)	Exhibit incorporated by reference to the Company’s Report on Form 10-Q dated July 30, 2008.

(3)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

(4)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated May 27, 2009

*	Filed herewith.