Form 10-Q
period 2009-10-03
EDAC TECHNOLOGIES CORP
filed 2009-10-30
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     On October 30, 2009 there were outstanding 4,837,803 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 3,	January 3,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$851,475	$1,311,092
Trade accounts receivable, (net of allowance for doubtful accounts of $271,000, as of October 3, 2009 and $186,000, as of January 3, 2009)	11,380,063	7,931,550
Inventories, net	20,406,862	7,961,788
Prepaid expenses and other	357,049	107,333
Refundable income taxes	—	686,708
Deferred income taxes	918,567	983,298

TOTAL CURRENT ASSETS	33,914,016	18,981,769

PROPERTY, PLANT, AND EQUIPMENT	48,359,259	35,347,124
less-accumulated depreciation	25,498,519	23,992,878

	22,860,740	11,354,246

DEFERRED INCOME TAXES	—	105,971

OTHER ASSETS:
Deposits on equipment	—	981,300
Other	228,921	40,338

TOTAL ASSETS	$57,003,677	$31,463,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 3,	January 3,
	2009	2009
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Lines of credit	$1,891,190	$1,674,990
Current portion of long-term debt	2,135,023	2,376,018
Trade accounts payable	7,274,442	3,485,192
Accrued employee compensation and amounts withheld	1,726,089	1,112,006
Other accrued expenses	1,216,434	361,252
Customer advances	685,901	261,643

TOTAL CURRENT LIABILITIES	14,929,079	9,271,101

LONG-TERM DEBT, less current portion	12,600,592	4,827,697

OTHER LIABILITIES	1,698,233	1,698,233

DEFERRED INCOME TAXES	4,411,868	—

SHAREHOLDERS’ EQUITY:
Common stock, $.0025 par value; issued and outstanding: 4,837,303 on October 3, 2009 and 4,825,303 on January 3, 2008	12,095	12,063
Additional paid-in capital	11,118,990	10,934,736
Retained earnings	14,671,626	7,158,600

	25,802,711	18,105,399

Less: accumulated other comprehensive loss	2,438,806	2,438,806

TOTAL SHAREHOLDERS’ EQUITY	23,363,905	15,666,593

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,003,677	$31,463,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	Oct 3,	Sept 27,	Oct 3,	Sept 27,
	2009	2008	2009	2008
Sales	$15,132,120	$10,547,124	$38,344,712	$32,577,388
Cost of sales	13,370,287	9,161,877	33,806,646	27,276,156

Gross profit	1,761,833	1,385,247	4,538,066	5,301,232

Selling, general and administrative expenses	1,305,763	842,868	3,347,624	2,676,232

Income from operations	456,070	542,379	1,190,442	2,625,000

Non-operating income (expense):
Interest expense	(262,388)	(158,885)	(592,813)	(478,510)
Other	(73,431)	8,425	11,673,022	62,354

Income before income taxes	120,251	391,919	12,270,651	2,208,844

Provision for income taxes	39,803	137,000	4,757,627	791,000

Net income	$80,448	$254,919	$7,513,024	$1,417,844

Income per share data (Note A):

Basic	$0.02	$0.05	$1.56	$0.30

Diluted	$0.02	$0.05	$1.53	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	October 3,	September 27,
	2009	2008
Operating Activities:
Net income	$7,513,024	$1,417,844
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,547,046	1,539,627
Deferred income taxes	4,582,570	53,000
Gain on acquisition of business	(11,874,591)
Gain on sale of property, plant & equipment	(30,500)	(21,850)
Stock compensation expense pursuant to stock options	166,311	167,247
Excess tax benefit from share-based compensation	—	(309,150)
Changes in working capital items	211,221	(2,952,926)

Net cash provided by (used in) operating activities	2,115,081	(106,208)

Investing Activities:
Additions to property, plant and equipment	(871,863)	(570,834)
Equipment deposits	981,300	(749,250)
Acquisition of business	(10,275,000)
Proceeds from sale of property, plant and equipment	30,500	21,850
Deferred financing costs	(205,710)

Net cash used in investing activities	(10,340,773)	(1,298,234)

Financing Activities:
Increase in lines of credit, net	216,200	1,365,590
Repayments of long-term debt	(1,968,100)	(1,705,185)
Borrowing on long-term debt	9,500,000	—
Proceeds from exercise of options and issuance of common stock	17,975	160,619
Excess tax benefit from share-based compensation	—	309,150

Net cash provided by (used in) financing activities	7,766,075	130,174

Decrease in cash	(459,617)	(1,274,268)
Cash at beginning of period	1,311,092	3,286,203

Cash at end of period	$851,475	$2,011,935

Supplemental Disclosure of Cash Flow Information:
Interest paid	$585,945	$478,511
Income taxes paid (refunded)	(361,000)	526,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 3, 2009
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
The $9.5 million purchase price of AERO has been allocated almost entirely to the working capital acquired. In accordance with ASC 805.30, “Business Combinations” the acquisition was determined to be a “bargain purchase”. The excess value consisting entirely of fixed assets was determined based on independent appraisals and resulted in a net gain of $11,643,000, after acquisition related expenses of $232,000. The Company is currently in the process of finalizing the purchase accounting and expects to do so by the end of the fourth quarter. Fair values as currently estimated are as follows (in thousands):

Accounts receivable	$4,274
Inventories	8,980
Prepaid expenses	169
Property, plant and equipment	11,893
Accounts payable and accrued expenses	(3,941)

$21,375

The Company has reassessed that it has correctly identified all of the assets acquired and liabilities assumed. The following procedures were used to measure the amounts recognized at the acquisition date for the assets acquired and liabilities assumed in the acquisition transaction.
•	Accounts receivable were reviewed and valued based on accounts deemed collectible.

•	A physical inventory was taken. Raw material was valued at replacement cost. Work-in-process and finished goods were valued at selling price less cost to complete, selling costs and reasonable manufacturer’s profit.

•	Property, plant and equipment were appraised.

•	Accounts payable and accrued expenses were valued at current value based on amounts expected to be paid to settle the obligation.
Although the Company realized a gain on the acquisition, the seller was willing to sell at less than the fair value of the net assets sold. The seller had incurred significant losses in this operation in prior years and reported that “the sale comes as a result of a review and realignment of our entire production structure.” The seller was also opening a new facility in Poland.
The unaudited pro forma consolidated financial information for the nine months ended September 27, 2008 and October 3, 2009 as though the acquisition had been completed at the beginning of the respective periods are as follows (in thousands, except per share data) The pro forma information excludes the gain on the acquisition.

	For the Nine Months Ended
	Sept. 27,	October 3,
	2008	2009
Sales	$47,481	$46,997
Net income	(1,230)	642
Basic income per share	$(0.26)	$0.13
Diluted income per share	$(0.24)	$0.13

On August 10, 2009, the Company acquired substantially all of the assets of Service Network Incorporated. This business is hereinafter referred to as “SNI”. The $775,000 purchase price of SNI has been allocated as follows (in thousands): Accounts receivable $215, inventory $279, prepaid expenses $9 and machinery and equipment $272. The acquisition was funded through the Company’s normal working capital and line of credit with TD Bank.
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 3, 2009 are not necessarily indicative of the results that may be expected for the year ending January 2, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 3, 2009.
Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow-moving and has provided a full reserve for these parts. As of October 3, 2009 and January 3, 2009, inventories consisted of the following:

	October 3,	January 3,
	2009	2009
Raw materials	$2,428,415	$1,449,789
Work-in-progress	16,458,663	5,789,839
Finished goods	2,336,250	1,366,562

	21,223,328	8,606,190
Reserve for excess and obsolete	(816,466)	(644,402)

Inventories, net	$20,406,862	$7,961,788

Income per share: The number of shares used in the income per common share computations for the three and nine month periods ended October 3, 2009 and September 27, 2008 are as follows:

	For the three months ended		For the nine months ended
	October 3,	Sept. 27,	October 3,	Sept. 27,
	2009	2008	2009	2008

Basic: Average common shares outstanding	4,837,803	4,746,137	4,830,803	4,693,020

Diluted: Dilutive effect of stock options	172,858	393,785	84,244	459,719

Average common shares diluted	5,010,661	5,139,922	4,915,047	5,152,739

Options excluded since anti-dilutive	183,500	198,500	297,334	188,500

Comprehensive Income: Comprehensive income is the same as net income for the three and nine month periods ended October 3, 2009 and September 27, 2008, since the valuation used in connection with determining the amount of the change in the Company’s unfunded pension liability is determined only at the end of the year.
NEW PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (“FASB”), launched the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB. The ASC reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. All existing accounting standards documents are superseded as described in Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. All of the contents of the ASC carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identified and ranked the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with U.S. GAAP. Also included in the ASC are rules and interpretive releases of the SEC, under authority of federal securities laws that are also sources of authoritative U.S. GAAP for SEC registrants. The ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of the ASC as of July 1, 2009 will have no impact on our consolidated financial statements other than changing the way specific accounting standards are referenced in the Company’s financial statements.
In May 2009, the FASB issued new guidance to improve accounting for the disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance is now codified within ASC 855 Subsequent Events. The adoption of the new guidance on July 4, 2009 required the Company to disclose the date through which we have evaluated subsequent events and whether that date is the date the financials were issued.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). As of September 30, 2009, SFAS 166 has not been incorporated within the FASB ASC. SFAS 166 removes the concept of a qualifying special-purpose entity and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This statement must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating this new statement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). As of September 30, 2009, SFAS 167 has not been incorporated within the FASB ASC. SFAS 167 amends previous accounting related to the Consolidation of Variable Interest Entities to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating this new statement.
NOTE B — FINANCING ARRANGEMENTS
Notes payable and long-term debt consist of the following:

	October 3,	January 3,
	2009	2009
Lines of credit	$1,891,190	$1,674,990

Term notes	9,072,759	3,914,765

Mortgage loans	5,525,999	3,010,677

Capital lease obligations	136,857	278,273

	16,626,805	8,878,705
Less — revolving line of credit	500,000	—
Less — equipment line of credit	1,391,190	1,674,990
Less — current portion of long-term debt	2,135,023	2,376,018

	$12,600,592	$4,827,697

The Company’s acquisition of AERO was funded by a five year term note in the amount of $4,360,000 and a ten year mortgage in the amount of $2,640,000, both with TD Bank, N.A. The Company fixed the interest rates on the note and mortgage at 5.8% and 6.1%, respectively, through interest rate swap arrangements with TD Bank N.A. In addition, the Company issued a $2.5 million secured promissory note to AENA, the principal amount of which is due on May 27, 2011, with interest payable quarterly at the annual rate of 5.0%.
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
As of October 3, 2009, $500,000 and approximately $1,391,000 were outstanding on the revolving line of credit and the equipment line of credit, respectively with $4,500,000 and approximately $3,309,000 available for additional borrowings on the revolving line of credit and the equipment line of credit, respectively.
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
NOTE C — INTEREST RATE SWAPS
Simultaneous with the AERO acquisition, the Company entered into two pay-fixed, receive-variable interest rate swaps to reduce exposure to changes in cash payments caused by changes in interest rates on certain senior long-term notes payable that were also entered into on the date of the AERO acquisition. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is assumed to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in consolidated accumulated other comprehensive income. These changes in fair value must be reclassified in whole or in part from consolidated accumulated other comprehensive income into earnings if, and when, a comparison of the swaps and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. The Company expects these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship and therefore, it does not expect to reclassify any portion of any unrealized income from consolidated accumulated other comprehensive income to earnings in the future. As of October 3, 2009, there had been no change during the quarter in the fair value of the swaps.
NOTE D — DEFINED BENEFIT PENSION PLAN
The following table sets forth the components of net periodic benefit cost (in thousands):

	For the three months ended		For the nine months ended
	Oct. 3,	Sept. 27,	Oct. 3,	Sept. 27,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Interest cost	$82	$91	$246	$273
Expected return on plan assets	(62)	(93)	(186)	(279)
Amortization of actuarial loss	33	2	99	6

Net periodic pension expense	$53	$0	$159	$0

The Company made no contributions to the plan for the three and nine month periods ended October 3, 2009.
NOTE E — INCOME TAXES
The provision for income taxes is as follows (in thousands):

	For the three months ended		For the nine months ended
	Oct. 3,	Sept. 27,	Oct. 3,	Sept. 27,
	2009	2008	2009	2008
Current provision	$40	$128	$133	$738
Deferred provision	—	9	4,625	53

Total provision	$40	$137	$4,758	$791

The income tax provisions for the three and nine month periods ended October 3, 2009 were calculated using effective tax rates of 33.1% on ordinary income, excluding the gain on acquisition and 38.95% on the gain on acquisition. The income tax provisions for the three and nine month period ended September 27, 2008, were calculated using effective rates of 35% and 35.8%, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales.
The Company’s sales increased $4,585,000 or 43.5%, and $5,768,000, or 17.7% for the three and nine month periods ended October 3, 2009, respectively, as compared to the three and nine month periods ended September 27, 2008. Sales and sales increases (decreases)by product line for the three and nine month periods ended October 3, 2009 compared to the three and nine month periods ended September 27, 2008 were as follows (in thousands):

	For the three months ended
	Oct. 3,	Sept. 27,
Product Line	2009	2008	Change
Precision Aerospace	$11,174	$5,536	$5,638
Apex Machine Tool	3,368	4,019	(651)
Gros-Ite Spindles	590	992	(402)

Total	$15,132	$10,547	$4,585

	For the nine months ended
	Oct. 3,	Sept. 27,
Product Line	2009	2008	Change
Precision Aerospace	$24,551	$16,290	$8,261
Apex Machine Tool	11,940	13,307	(1,367)
Gros-Ite Spindles	1,854	2,980	(1,126)

Total	$38,345	$32,577	$5,768

Sales for the Precision Aerospace product line increased $5,638,000, or 101.8%, and $8,261,000, or 50.7%, for the three and nine month periods ended October 3, 2009, respectively, as compared to the three and nine month periods ended September 27, 2008. The increases were due primarily to the Company’s May 27th acquisition of AERO which contributed $5,386,000 and $7,755,000, for the three and nine month periods ended October 3, 2009, respectively. Additionally, shipments of certain jet engine parts to our major aerospace customers increased slightly.
Sales for the Apex Machine Tool product line decreased $651,000, or 16.2% and $1,367,000, or 10.3%, for the three and nine month periods ended October 3, 2009, respectively, as compared to the three and nine months ended September 27, 2008 due to adverse market conditions.
Sales for the Gros-Ite Spindles product line decreased $402,000, or 40.5%, and $1,126,000 or 37.8%, for the three and nine month periods ended October 3, 2009, respectively, as compared to the three and nine month periods ended September 27, 2008 due to adverse market conditions. The Company believes that demand will remain slow for the remainder of 2009.
As of October 3, 2009, the Company’s total sales backlog was approximately $134,000,000 compared to $52,400,000, as of January 3, 2009. Backlog consists of accepted purchase orders and long-term contracts that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $14,000,000 of its October 3, 2009 backlog during the remainder of the 2009 fiscal year. The remaining $120,000,000 of backlog is deliverable in fiscal year 2010 and beyond. The increase in backlog was mainly due to the acquisition of AERO.
Sales to the Company’s principal markets are as follows (in thousands):

	For the three months ended		For the nine months ended
	Oct. 3,	Sept. 27,	Oct. 3,	Sept. 27,
	2009	2008	2009	2008

Aerospace customers	$10,728	$7,248	$28,736	$23,435
Non-aerospace customers	4,404	3,299	9,609	9,142

	$15,132	$10,547	$38,345	$32,577

Sales to aerospace customers increased $3,480,000, or 48.0%, and $5,301,000, or 22.6%, for the three and nine month periods ended October 3, 2009, respectively, as compared to the three and nine month periods ended September 27, 2008, due to the inclusion of the sales of the

Company’s AERO acquisition commencing on May 27, 2009. This was partially offset by the decrease in shipments of tooling and fixtures.
Sales to non-aerospace customers increased $1,105,000 or 33.5%, for the three month period ended October 3, 2009, as compared to the three month period ended September 27, 2008. Sales to non-aerospace customers increased $467,000, or 5.1%, for the nine month period ended October 3, 2009, as compared to the nine month period ended September 27, 2008. These increases were primarily due to the inclusion of the sales of the Company’s acquisition of AERO commencing on May 27, 2009.
Cost of Sales. Cost of sales as a percentage of sales increased to 88.4% from 86.9%, for the three month period ended October 3, 2009, compared to the three month period ended September 27, 2008. Cost of sales as a percentage of sales increased to 88.2%, from 83.7%, for the nine month period ended October 3, 2009 compared to the nine month period ended September 27, 2008. These increases were due primarily to product mix changes and due to the development costs of emerging programs.
Selling, General & Administrative Expenses. Selling, general and administrative expenses increased approximately $463,000, or 54.9%, and $671,000, or 25.1%, for the three and nine month periods ended October 3, 2009, respectively, compared to the three and nine month periods ended September 27, 2008. The increase was mainly the result of additional costs associated with AERO.
Interest Expense. Interest expense increased approximately $104,000, or 65.1%, and $114,000, or 23.9% for the three and nine month periods ended October 3, 2009, respectively, compared to the three and nine month periods ended September 27, 2008. These increases were due to increased borrowing levels associated with the acquisition of AERO.
Other Income. The Company recognized a gain on the acquisition of AERO in the amount of $11,875,000. The gain has been offset by acquisition related expenses in the amount of $232,000, ($96,000 of which was recognized in third quarter) as is reflected in Other income for the nine month period.
Income Taxes. The income tax provision for the three and nine month periods ended October 3, 2009, was calculated using an effective tax rate of 33.1% applied to ordinary income, excluding the gain on acquisition, and 38.95% applied to the gain on acquisition. The income tax provision for the three and nine month periods ended September 27, 2008, was calculated using effective tax rates of 35% and 35.8%, respectively.
Liquidity and Capital Resources.
Cash Flow from Operating Activities

	Nine Months Ended
	Oct. 3,	Sept. 27,
	2009	2008
Net cash flows provided by (used in) operating activities:	$2,115,000	$(106,000)

Impacting cash flow for the first nine months of 2009 was cash provided by working capital items in the amount of $211,000. Exclusive of the Company’s acquisitions, working capital cash was primarily provided by accounts payable/accrued expenses, accounts receivable and income tax refunds in the amounts of $1,742,000, $1,041,000, and $525,000, respectively, while cash was used in inventory in the amount of $3,186,000.
Cash Flow from Investing Activities

	Nine Months Ended
	Oct. 3,	Sept. 27,
	2009	2008
Net cash flows used in investing activities:	$(10,341,000)	$(1,298,000)
Cash used in investing activities reflects the Company’s business acquisitions. Total capital expenditures for the remainder of the current fiscal year are targeted at $750,000.
Cash Flow from Financing Activities

	Nine Months Ended
	Oct. 3,	Sept. 27,
	2009	2008
Net cash flows provided by (used in) financing activities:	$7,766,000	$(642,000)
Cash flows provided by financing activities primarily reflect $9.5 million of new debt to finance the Company’s business acquisition. Also, during the nine months ended October 3, 2009, payments of $1,968,000 against term debt were partially offset by net borrowings on the lines of credit totaling $216,000. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2010, unless converted earlier at the option of the Company.
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
As of October 3, 2009, $500,000 and approximately $1,391,000 were outstanding on the revolving line of credit and the equipment line of credit, respectively with $4,500,000 and approximately $3,309,000 available for additional borrowings on the revolving line of credit and the equipment line of credit, respectively.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure and procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 3, 2009 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the three months ended October 3, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EDAC TECHNOLOGIES CORPORATION
October 30, 2009	By /s/ Glenn L. Purple
Glenn L. Purple, Chief Financial
Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1	EDAC’s Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation. (2)

3.3	EDAC’s Amended and Restated By-laws (3)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No. 1.

(2)	Exhibit incorporated by reference to the Company’s Report on Form 10-Q dated July 30, 2008.

(3)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

*	Filed herewith.