Form 10-Q
period 2010-04-03
EDAC TECHNOLOGIES CORP
filed 2010-04-30
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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
Yes ☐ No ☑.
     On April 27, 2010 there were outstanding 4,844,469 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3,	January 2,
	2010	2010
(in thousands)	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$766	$1,100
Accounts receivable (net of allowance for for doubtful accounts of $280 as of April 3, 2010 and $249 as of January 2, 2010)	12,543	10,862
Inventories, net	20,196	19,990
Prepaid expenses and other current assets	556	306
Refundable income taxes	112	112
Deferred income taxes	1,098	1,098

Total current assets	35,271	33,468

PROPERTY, PLANT AND EQUIPMENT, at cost	49,175	48,431
Less: accumulated depreciation	26,623	25,974

	22,552	22,457

OTHER ASSETS	190	202

TOTAL ASSETS	$58,013	$56,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3,	January 2,
	2010	2010
(in thousands)	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Lines of credit	$3,491	$1,591
Current portion of long-term debt	1,773	1,833
Trade accounts payable	6,405	6,828
Employee compensation and amounts withheld	1,596	1,185
Accrued expenses	2,020	1,819
Customer advances	702	1,028

Total current liabilities	15,988	14,284

LONG-TERM DEBT, less current portion	11,744	12,154

PENSION LIABILITIES	1,521	1,448

DEFERRED INCOME TAXES	4,557	4,475

SHAREHOLDERS’ EQUITY:
Common stock, par value $.0025 per share; issued and outstanding :
4,844,469 on April 3, 2010 and 4,840,803 on January 2, 2010	12	12
Additional paid-in capital	11,342	11,225
Retained earnings	15,145	14,785

	26,499	26,022
Less: accumulated other comprehensive loss	2,296	2,256

Total shareholders’ equity	24,203	23,766

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,013	$56,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	April 3,	April 4,
(in thousands except per share amounts)	2010	2009
Sales	$17,787	$9,584

Cost of Sales	15,646	8,503

Gross Profit	2,141	1,080

Selling, General and Administrative Expenses	1,730	861

Income from Operations	410	219

Non-Operating Income (Expense):
Interest Expense	(226)	(140)
Other	360	7

Income before Provision For Income Taxes	544	86

Provision for Income Taxes	184	30

Net Income	$360	$56

Income per share data (Note A):

Basic Income Per Common Share	$0.07	$0.01

Diluted Income Per Common Share	$0.07	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	April 3,	April 4,
(in thousands)	2010	2009
Operating Activities:
Net income	$360	$56
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	661	366
Deferred income taxes	82	10
Gain on acquisition of business	(350)	—
Gain on sale of property, plant and equipment	—	(5)
Compensation expense pursuant to stock options	108	55
Provision for doubtful accounts receivable	31	—
Changes in working capital items	(2,271)	(450)

Net cash provided by (used in) operating activities	(1,379)	32

Investing Activities:
Additions to property, plant and equipment	(394)	(101)
Equipment deposits	—	(774)
Proceeds from sales of property, plant and equipment	—	6

Net cash used in investing activities	(394)	(869)

Financing Activities:
Increase in lines of credit	1,900	773
Repayments of long-term debt	(470)	(590)
Proceeds from exercise of stock options	9	—

Net cash provided by financing activities	1,439	183

Decrease in cash	(334)	(654)

Cash at beginning of period	1,100	1,311

Cash at end of period	$766	$658

Supplemental Disclosure of Cash Flow Information:
Interest paid	$226	$140
Income taxes paid (refunded)	39	(511)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 3, 2010
NOTE A — ACQUISITION AND BASIS OF PRESENTATION
ACQUISITION
On May 27, 2009, the Company acquired substantially all of the assets and certain liabilities of MTU Aero Engines North America, Inc.’s Manufacturing Business Unit (“AENA”). This business is hereinafter referred to as “AERO”. The acquisition was accounted for under the purchase method of accounting with the assets and liabilities acquired recorded at their fair values at the date of acquisition. The results of operations of the acquired business have been included in the Company’s operating results beginning as of the effective date of the acquisition.
The unaudited pro forma consolidated financial information for the three months ended April 4, 2009, as though the acquisition had been completed at the beginning of that period, and excluding the gain on acquisition are as follows (all amounts in thousands except per share amounts):

For the Three Months Ended
April 4, 2009
Sales	$15,411
Net income	$150
Basic income per share	$0.03
Diluted income per share	$0.03
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 3, 2010 are not necessarily indicative of the results that may be expected for the year ending January 1, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 2, 2010.
Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow-moving and has provided a full reserve for these parts. As of April 3, 2010 and January 2, 2010, inventories consisted of the following (all amounts in thousands):

	April 3, 2010	January 2, 2010
Raw materials	$2,453	$2,519
Work-in-progress	16,172	15,891
Finished goods	2,226	2,235

	20,851	20,645

Less: reserve for excess and obsolete	(655)	(655)

Inventories, net	$20,196	$19,990

Income per share: The number of shares used in the income per common share computations for the three month periods ended April 3, 2010 and April 4, 2009 are as follows:

	April 3,	April 4,
	2010	2009
Basic:
Weighted average common shares outstanding	4,842	4,825

Diluted:
Dilutive effect of stock options	116	36

Weighted average shares diluted	4,958	4,861

Options excluded since anti—dilutive	575	425

Comprehensive Income (Loss): Comprehensive income (loss) for the three months ended April 3, 2010 consisted of unrealized losses on established cash flow hedges. Comprehensive income is the same as net income for the three month periods April 4, 2009, since the valuation used in connection with determining the amount of the change in the Company’s unfunded pension liability is determined only at the end of the year.
Recently Adopted Accounting Standards: In June 2009, the FASB issued guidance under FASB ASC 860-20, Sales of Financial Assets. The guidance removes the concept of a qualifying special-purpose entity and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This statement must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of ASC 860-20 had no effect on our consolidated financial statements.
In June 2009, the FASB issued guidance under FASB ASC 810, Consolidation of Variable Interest Entities. The guidance amends previous accounting related to the Consolidation of Variable Interest Entities to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, ASC 810 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASC 810 had no effect on our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted: In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.
NOTE B — FINANCING ARRANGEMENTS
Notes payable and long-term debt consist of the following (all amounts in thousands):

	April 3, 2010	January 2, 2010
Lines of credit	$3,491	$1,591

Term notes	8,049	8,420

Mortgage loans	5,422	5,475

Capital lease obligations	46	92

	17,008	15,578
Less — equipment line of credit	1,391	1,391
Less — revolving line of credit	2,100	200
Less — current portion of long-term debt	1,773	1,833

	$11,744	$12,154

The Company’s credit facility with TD Bank, N.A. includes a revolving line of credit, which provides for borrowing up to $5,000, limited to an amount determined by a formula based on percentages of receivables and inventory. The revolving line of credit is payable on demand and is reviewed annually as of July 31, with renewal at the bank’s discretion.
As of April 3, 2010, $2,100 and $1,391 were outstanding on the revolving line of credit and the equipment line of credit, respectively with $2,900 and $3,309 available for additional borrowings on the revolving line of credit and the equipment line of credit, respectively.
NOTE C — INTEREST RATE SWAPS
Simultaneous with the AERO acquisition, the Company entered into two pay-fixed, receive-variable interest rate swaps to reduce exposure to changes in interest rates on certain senior long-term notes payable that were entered into on the date of the AERO acquisition. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is considered to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in consolidated accumulated other comprehensive income. These changes in fair value must be reclassified in whole or in part from consolidated accumulated other comprehensive income into earnings if, and when, a comparison of the swaps and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. The Company expects these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship and therefore, it does not expect to reclassify any portion of any unrealized income from consolidated accumulated other comprehensive income to earnings until expiration of the hedge terms.
NOTE D — DEFINED BENEFIT PENSION PLAN
The following table sets forth the components of net periodic benefit cost (all amounts in thousands):

	For the quarter ended
	April 3,	April 4,
	2010	2009
Components of net periodic benefit cost:
Interest cost	$79	$82
Expected return on plan assets	(71)	(62)
Amortization of acturial loss	30	33

Net periodic pension expense	$38	$53

The Company made no contributions to the plan for the three month periods ended April 3, 2010 and April 4, 2009.
NOTE E — INCOME TAXES
The provision for income taxes is as follows (all amounts in thousands):

	For the quarter ended
	April 3,	April 4,
	2010	2009
Current provision	$82	$20
Deferred	102	10

Total provision	$184	$30

The income tax provisions for the three month periods ended April 3, 2010 and April 4, 2009 were calculated using effective tax rates of 33.8% and 34.9%, respectively on ordinary income.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales.
The Company’s sales increased $8,203 or 85.6%, for the three month period ended April 3, 2010, as compared to the three month period ended April 4, 2009. Sales increases by product line for the three month period ended April 3, 2010 compared to the three month period ended April 4, 2009 were as follows (in thousands):

	For the quarter ended
	April 3,	April 4,
Product Line	2010	2009	Change
EDAC Aero	$12,554	$5,186	$7,368
Apex Machine Tool	3,987	3,851	136
Gros-Ite Spindles	1,246	547	699

Total	$17,787	$9,584	$8,203

Sales for the EDAC Aero product line increased $7,368, or 142.1%, for the three month period ended April 3, 2010, as compared to the three month period ended April 4, 2009. The increase was due primarily to the Company’s May 27, 2009 acquisition of AERO which contributed $6,280 for the three month period ended April 3, 2010. Additionally, shipments of certain jet engine parts to our major aerospace customers increased slightly.
Sales for the Apex Machine Tool product line increased $136, or 3.5% for the three month period ended April 3, 2010, as compared to the three month period ended April 4, 2009 due to the addition of new customers during the quarter.
Sales for the Gros-Ite Spindles product line increased $699, or 127.8%, for the three month period ended April 3, 2010 as compared to the three month period ended April 4, 2009 due primarily to the Company’s August 10, 2009 acquisition of Service Network Incorporated (“SNI”) which contributed $386 for the three month period ended April 3, 2010. The Company believes based on indications from its customers, that demand for both new spindles and the repair of spindles will continue to improve for the remainder of 2010.
As of April 3, 2010, the Company’s total sales backlog was approximately $136,100 compared to $53,400, as of April 4, 2009. Backlog consists of accepted purchase orders and long-term contracts that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $46,100 of its April 3, 2010 backlog during the remainder of the 2010 fiscal year. The remaining $90,000 of backlog is deliverable in fiscal year 2011 and beyond. The increase in backlog was mainly due to the acquisition of AERO.
Sales to the Company’s principal markets are as follows (in thousands):

	For the quarter ended
	April 3,	April 4,
	2010	2009
Aerospace customers	$13,597	$6,948
Other	4,190	2,636

Total	$17,787	$9,584

Sales to aerospace customers increased $6,649, or 95.7%, for the three month period ended April 3, 2010, as compared to the three month period ended April 4, 2009, due to the inclusion of the sales of the Company’s AERO acquisition commencing on May 27, 2009. This was partially offset by the decrease in shipments of tooling and fixtures.
Sales to non-aerospace customers increased $1,554 or 59.0%, for the three month period ended April 3, 2010, as compared to the three month period ended April 4, 2009. The increase was primarily due to the inclusion of the sales of the Company’s acquisition of AERO commencing on May 27, 2009.
Cost of Sales. Cost of sales as a percentage of sales decreased to 88.0% from 88.7%, for the three month period ended April 3, 2010, compared to the three month period ended April 4, 2009. The decrease was due primarily to the acquisition of Aero and sales levels increasing more than manufacturing costs due to the fixed element or semi-variable element of certain manufacturing costs.
Selling, General & Administrative Expenses. Selling, general and administrative expenses increased approximately $869, or 100.9%, for the three month period ended April 3, 2010, compared to the three month period ended April 4, 2009. The increase was mainly the result of additional costs associated with AERO.

Interest Expense. Interest expense increased approximately $86, or 61.4%, for the three month period ended April 3, 2010, compared to the three month period ended April 4, 2009. The increase was due to increased borrowing levels associated with the acquisition of AERO.
Other Income. The Company recognized an additional gain in the amount of $350 from the recognition of a deposit on an equipment purchase made by AERO prior to its acquisition.
Income Taxes. The income tax provision for the three month period ended April 3, 2010, was calculated using an effective tax rate of 33.8% applied to ordinary income. The income tax provision for the three month period ended April 4, 2009, was calculated using effective tax rate of 34.9%.
Liquidity and Capital Resources.
Cash Flow from Operating Activities

	Three Months Ended
	April 3,	April 4,
	2010	2009
Net cash flows (used in) provided by operating activities:	($1,379)	$32
Impacting cash flow for the first three months of 2010 was cash used by working capital items in the amount of $2,271, and consisted primarily of increases in accounts receivable and inventory of $1,681 and $206, respectively, due to the increase in sales and backlog for the quarter.
Cash Flow from Investing Activities

	Three Months Ended
	April 3,	April 4,
	2010	2009
Net cash flows used in investing activities:	$394	$869
Cash used in investing activities reflects expenditures primarily for machinery and equipment to increase machining capacity. Total capital expenditures for the remainder of the current fiscal year are targeted at $3,000 to $4,000.

Cash Flow from Financing Activities

	Three Months Ended
	April 3,	April 4,
	2010	2009
Net cash flows provided by financing activities:	$1,439	$183
During the three months ended April 3, 2010, payments of $470 against term debt were offset by borrowings on the revolving line of credit totaling $1,900. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2010, unless converted earlier at the option of the Company.
The Company’s credit facility with TD Bank, N.A. includes a revolving line of credit, which provides for borrowing up to $5 million, limited to an amount determined by a formula based on percentages of receivables and inventory. Although payable on demand, the revolving line of credit is reviewed annually by the bank and renewed at its discretion. Last renewed on May 27, 2009, the bank is currently in the process of renewing the Company’s revolving line of credit.
As of April 3 2010, $2,100 and $1,391 were outstanding on the revolving line of credit and the equipment line of credit, respectively with $2,900 and $3,309 available for additional borrowings on the revolving line of credit and the equipment line of credit, respectively.
On April 24, 2009, the Company’s equipment line of credit with TD Bank, N.A. was amended to provide up to $4,700 for eligible equipment purchases during the period August 1, 2009 through July 31, 2010. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2010, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments, including interest at the then FHLBB 5 year Regular Amortizing Advance Rate plus 3%.
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

Inventories— The Company has specifically identified certain inventory as obsolete or slow-moving and provided a full reserve for these parts. The assumption is that these parts may not be sold. The assumptions and the resulting reserve have been accurate in the past, and are not likely to change materially in the future.
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
Pension— The Company maintains a defined benefit pension plan. Assumptions used in accounting for the plan include the discount rate and expected rate of return on plan assets. The assumptions are determined based on appropriate market indicators and are evaluated each year as of the Plan’s measurement date. A change in either of these assumptions would have an effect on the Company’s net periodic benefit cost.
Income Taxes — The Company recognizes deferred tax assets when, based upon available evidence, realization is more likely than not.
All statements other than historical statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company’s business strategy and plans, statements about the adequacy of the Company’s working capital and other financial resources, statements about the Company’s bank agreements, statements about the Company’s backlog, statements about the Company’s action to improve operating performance, and other statements herein that are not of an historical nature. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from such statements. These include, but are not limited to, factors which could affect demand for the Company’s products and services such as changes in customer delivery schedules; general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company’s competitors; the adequacy of the Company’s revolving credit facility and other sources of capital; and other factors discussed in the Company’s annual report on Form 10-K for the fiscal year ended January 2, 2010. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required under Regulation S-K for “smaller reporting companies”.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure and procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 3, 2010 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the three months ended April 3, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

EDAC TECHNOLOGIES CORPORATION
April 30, 2010	By	/s/ Glenn L. Purple
Glenn L. Purple, Chief Financial
Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION
3.1	EDAC’s Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation. (2)

3.3	EDAC’s Amended and Restated By-laws (3)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2)	Exhibit incorporated by reference to the Company’s Report on Form 10-Q dated July 30, 2008.

(3)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

*	Filed herewith.