Form 10-Q
period 2010-07-03
EDAC TECHNOLOGIES CORP
filed 2010-07-29
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
Yes ☐ No ☑.
     On July 28, 2010 there were outstanding 4,869,469 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	January 2,
	2010	2010
(in thousands)	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$661	$1,100
Accounts receivable (net of allowance for for doubtful accounts of $136 as of July 3, 2010 and $249 as of January 2, 2010)	13,782	10,862
Inventories, net	21,206	19,990
Prepaid expenses and other current assets	356	306
Refundable income taxes	112	112
Deferred income taxes	1,098	1,098

Total current assets	37,215	33,468

PROPERTY, PLANT AND EQUIPMENT, at cost	49,727	48,431
Less: accumulated depreciation	27,279	25,974

	22,448	22,457

OTHER ASSETS	178	202

TOTAL ASSETS	$59,841	$56,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	January 2,
	2010	2010
(in thousands)	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Lines of credit	$2,450	$1,591
Current portion of long-term debt	2,071	1,833
Trade accounts payable	7,642	6,828
Employee compensation and amounts withheld	1,307	1,185
Accrued expenses	2,038	1,819
Customer advances	583	1,028

Total current liabilities	16,091	14,284

LONG-TERM DEBT, less current portion	13,211	12,154

PENSION LIABILITIES	1,448	1,448

DEFERRED INCOME TAXES	4,483	4,475

SHAREHOLDERS’ EQUITY:
Common stock, par value $.0025 per share; issued and outstanding:
4,869,469 on July 3, 2010 and 4,840,803 on January 2, 2010	12	12
Additional paid-in capital	11,475	11,225
Retained earnings	15,489	14,785

	26,976	26,022
Less: accumulated other comprehensive loss	2,368	2,256

Total shareholders’ equity	24,608	23,766

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,841	$56,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	July 3,	July 4,	July 3,	July 4,
(in thousands except per share amounts)	2010	2009	2010	2009
Sales	$18,841	$13,629	$36,628	$23,213

Cost of Sales	16,583	11,933	32,229	20,436

Gross Profit	2,258	1,696	4,399	2,776

Selling, General and Administrative Expenses	1,529	1,181	3,260	2,042

Income from Operations	729	515	1,139	734

Non-Operating Income (Expense):
Interest Expense	(226)	(191)	(452)	(330)
Other	—	11,740	360	11,746

Income before Provision For Income Taxes	503	12,064	1,047	12,150

Provision for Income Taxes	158	4,688	343	4,718

Net Income	$345	$7,376	$704	$7,432

Income per share data (Note A):

Basic Income Per Common Share	$0.07	$1.53	$0.15	$1.54

Diluted Income Per Common Share	$0.07	$1.50	$0.14	$1.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	July 3,	July 4,
(in thousands)	2010	2009
Operating Activities:
Net income	$704	$7,433
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,329	904
Deferred income taxes	8	4,583
Gain on acquisition of business	(350)	(11,739)
Gain on sale of property, plant and equipment	—	(6)
Compensation expense pursuant to stock options	216	110
Excess tax benefit from share-based compensation	(42)	—
Changes in working capital items	(3,451)	(946)

Net cash (used in) provided by operating activities	(1,586)	339

Investing Activities:
Additions to property, plant and equipment	(783)	(425)
Equipment deposits	—	(1,109)
Acquisition of business	(300)	(9,500)
Proceeds from sales of property, plant and equipment	—	6
Deferred financing costs	—	(189)

Net cash used in investing activities	(1,083)	(11,217)

Financing Activities:
Increase in lines of credit	859	1,583
Repayments of long-term debt	(948)	(1,226)
Issuance of long-term debt	2,243	9,500
Proceeds from exercise of stock options	34	18
Excess tax benefit from share-based compensation	42	—

Net cash provided by financing activities	2,230	9,875

Decrease in cash	(439)	(1,003)

Cash at beginning of period	1,100	1,311

Cash at end of period	$661	$308

Supplemental Disclosure of Cash Flow Information:
Interest paid	$452	$320
Income taxes paid (refunded)	225	(511)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 3, 2010
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
The unaudited pro forma consolidated financial information for the six months ended July 4, 2009, as though the acquisition had been completed at the beginning of that period, and excluding the gain on acquisition are as follows (all amounts in thousands except per share amounts):

Six Months Ended
Sales	$31,879
Net income	$561
Basic income per share	$0.12
Diluted income per share	$0.11
On May 18, 2010, the Company acquired certain assets of Accura Technics, LLC (“Accura”). The $300 purchase price of Accura has been allocated as follows: accounts receivable $19, inventory $118 and machinery & equipment $163. The acquisition was funded through the Company’s normal working capital and line of credit with TD Bank.
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 3, 2010 are not necessarily indicative of the results that may be expected for the year ending January 1, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 2, 2010.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow-moving and has provided a full reserve for these parts. As of July 3, 2010 and January 2, 2010, inventories consisted of the following (all amounts in thousands):

	July 3, 2010	January 2, 2010
Raw materials	$3,502	$2,519
Work-in-progress	15,718	15,891
Finished goods	2,641	2,235

	21,861	20,645

Less: reserve for excess and obsolete	(655)	(655)

Inventories, net	$21,206	$19,990

Income per share: The number of shares used in the income per common share computations for the three and six month periods ended July 3, 2010 and July 4, 2009 are as follows:

	For the three months ended		For the six months ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Basic:
Weighted average common shares outstanding	4,857	4,830	4,850	4,828

Diluted:
Dilutive effect of stock options	245	89	179	64

Weighted average shares diluted	5,102	4,919	5,029	4,892

Options excluded since anti—dilutive	179	297	179	347

Comprehensive Income (Loss): Comprehensive income (loss) for the three and six month periods ended July 3, 2010 and July 4, 2009 consisted of unrealized losses on established cash flow hedges. Any comprehensive income (loss) related to the Company’s defined benefit pension plan is recorded at the end of the year, since the valuation used in connection with determining the amount of the change in the Company’s unfunded pension liability is determined only at the end of the year.
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

NOTE B — FINANCING ARRANGEMENTS
Notes payable and long-term debt consist of the following (all amounts in thousands):

	July 3, 2010	January 2, 2010
Lines of credit	$2,450	$1,591

Term notes	9,913	8,420

Mortgage loans	5,369	5,475

Capital lease obligations	—	92

	17,732	15,578
Less — equipment line of credit	—	1,391
Less — revolving line of credit	2,450	200
Less — current portion of long-term debt	2,071	1,833

	$13,211	$12,154

The Company’s credit facility with TD Bank, N.A. includes a revolving line of credit, which provides for borrowing up to $5,000, limited to an amount determined by a formula based on percentages of receivables and inventory. The revolving line of credit is payable on demand and is reviewed annually as of July 31, with renewal at the bank’s discretion.
As of July 3, 2010, $2,450 was outstanding on the revolving line of credit with $2,550 available for additional borrowings.
On July 20, 2010, the Company’s equipment line of credit with TD Bank N.A. was amended to provide up to $4,700 for eligible equipment purchases during the period July 21, 2010 through July 31, 2011. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2011, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then Federal Home Loan Bank of Boston 5 year Regular Amortizing Advance Rate plus 3%. As of July 20, 2010, advances on the equipment line of credit in the amount of $2,243 were converted to a term note due in 60 monthly installments of $42 including interest at 4.88%. The classification of long-term debt and lines of credit have been determined in the accompanying July 3, 2010 condensed consolidated balance sheet and in the table above after consideration of this conversion.
NOTE C — INTEREST RATE SWAPS
Simultaneous with the AERO acquisition, the Company entered into two pay-fixed, receive-variable interest rate swaps to reduce exposure to changes in interest rates on certain senior long-term notes payable that were entered into on the date of the AERO acquisition. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is considered to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in consolidated accumulated other comprehensive income. These changes in fair value must be reclassified in whole or in part from consolidated accumulated other comprehensive income into earnings if, and when, a comparison of the swaps and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. The Company expects these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship and therefore, it does not expect to reclassify any portion of any unrealized income from consolidated accumulated other comprehensive income to earnings during the hedge terms.
NOTE D — DEFINED BENEFIT PENSION PLAN
The following table sets forth the components of net periodic benefit cost (all amounts in thousands):

	For the three months ended		For the six months ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Interest cost	$79	$82	$158	$164
Expected return on plan assets	(71)	(62)	(142)	(124)
Amortization of acturial loss	30	33	60	66

Net periodic pension expense	$38	$53	$76	$106

Company contributions paid to the plan for the three and six month periods ended July 3, 2010 totaled $20.
NOTE E — INCOME TAXES
The provision for income taxes is as follows (all amounts in thousands):

	For the three months ended		For the six months ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Current provision	$195	$73	$277	$93
Deferred	(37)	4,615	66	4,625

Total provision	$158	$4,688	$343	$4,718

The income tax provisions for the three and six month periods ended July 3, 2010 were calculated using an effective tax rate of 31.4% and 32.8%, respectively, on ordinary income. The income tax provisions for the three and six month periods ended July 4, 2009, were calculated using effective rates of 33.6% applied to ordinary income, excluding the gain on acquisition, and 38.95% applied to the gain on acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales.
The Company’s sales increased $5,212 or 38.2% and 13,415 or 57.8%, for the three and six month periods ended July 3, 2010, respectively, as compared to the three and six month periods ended July 4, 2009. Sales increases by product line for the three and six month periods ended July 3, 2010 compared to the three and six month periods ended July 4, 2009 were as follows (in thousands):

	For the three months ended
	July 3,	July 4,
Product Line	2010	2009	Change
EDAC Aero	$12,584	$8,190	$4,394
Apex Machine Tool	4,843	4,721	122
EDAC Machinery	1,414	718	696

Total	$18,841	$13,629	$5,212

	For the six months ended
	July 3,	July 4,
Product Line	2010	2009	Change
EDAC Aero	$25,138	$13,377	$11,761
Apex Machine Tool	8,830	8,572	258
EDAC Machinery	2,660	1,264	1,396

Total	$36,628	$23,213	$13,415

Sales for the EDAC Aero product line increased $4,394 or 53.7%, and $11,761, or 87.9% for the three and six month periods ended July 3, 2010, respectively, as compared to the three and six month periods ended July 4, 2009. The increase was due to the Company’s May 27, 2009 acquisition of AERO which contributed $6,931 and $13,211 for the three and six month periods ended July 3, 2010. AERO’s contribution for both the three and six month periods ended July 4, 2009 was $2,369. This was slightly offset by a decrease in shipments in our repair operation.

Sales for the Apex Machine Tool product line increased $122, or 2.6% and $258, or 3.0% for the three and six month periods ended July 3, 2010, respectively, as compared to the three and six month periods ended July 4, 2009, due to the addition of new customers during the periods.
Sales for the EDAC Machinery product line increased $696, or 96.9%, and $1,396, or 110.4% for the three and six month periods ended July 3, 2010 as compared to the three and six month periods ended July 4, 2009 due primarily to the Company’s August 10, 2009 acquisition of Service Network Incorporated (“SNI”), which contributed $468 and $854, respectively, for the three and six month periods ended July 3, 2010. The Company believes, based on indications from its customers, that demand for this product line will continue to improve for the remainder of 2010.
As of July 3, 2010, the Company’s total sales backlog was approximately $135,100 compared to $125,900, as of January 2, 2010. Backlog consists of accepted purchase orders and long-term contracts that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $29,000 of its July 3, 2010 backlog during the remainder of the 2010 fiscal year. The remaining $106,100 of backlog is deliverable in fiscal year 2011 and beyond. The increase in backlog was mainly due to additional aerospace orders.
Sales to the Company’s principal markets are as follows (in thousands):

	Three months ended		Six months ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Aerospace customers	$14,946	$8,692	$28,543	$18,008
Other	3,895	4,937	8,085	5,205

Total	$18,841	$13,629	$36,628	$23,213

Sales to aerospace customers increased $6,254, or 72.0%, and $10,535, or 58.5%, respectively, for the three and six month periods ended July 3, 2010, as compared to the three and six month periods ended July 4, 2009, due primarily to the Company’s AERO acquisition on May 27, 2009. Additionally, shipments of tooling and fixtures to aerospace customers increased.
Sales to non-aerospace customers decreased $1,042 or 21.1%, and increased $2,880 or 55.3%, for the three and six month periods ended July 3, 2010, as compared to the three and six month periods ended July 4, 2009. The decrease for the quarter was primarily due to the Apex product line selling a greater percentage of its sales to aerospace customers, while the increase for the six month period was primarily due to the Company’s AERO acquisition on May 27, 2009.
Cost of Sales. Cost of sales as a percentage of sales increased slightly to 88.0% from 87.6% for the three month period ended July 3, 2010, and remained unchanged at 88.0% for the six month period ended July 3, 2010, compared to the three and six month periods ended July 4, 2009. The slight increase for the quarterly period was due primarily to the acquisition of AERO and due to the development costs of emerging programs.
Selling, General & Administrative Expenses. Selling, general and administrative expenses increased approximately $348, or 29.4%, and $1,218, or 59.7%, respectively, for the three and six month periods ended July 3, 2010, compared to the three and six month periods ended July 4, 2009. The increase was mainly the result of additional costs associated with AERO.
Interest Expense. Interest expense increased approximately $35, or 18.3%, and $122, or 37.0%, respectively, for the three and six month periods ended July 3, 2010, compared to the three and six month periods ended July 4, 2009. The increase was due to increased borrowing levels associated with the acquisition of AERO.
Other Income. The Company recognized an additional gain in the six month period ended July 3, 2010 in the amount of $350 from the recognition of a deposit on an equipment purchase made by AERO prior to its acquisition by the Company. The Company was not originally aware of the deposit as of the acquisition date. For the three and six month periods ended July 4, 2009 a net gain on the acquisition of AERO was recognized in the amount of $11,739.
Income Taxes. The income tax provisions for the three and six month periods ended July 3, 2010, were calculated using an effective tax rate of 31.4% and 32.8%, respectively, on ordinary income. The income tax provisions for the three and six month periods ended July 4, 2009, were calculated using effective rates of 33.6% applied to ordinary income, excluding the gain on acquisition, and 38.95% applied to the gain on acquisition. The classification of long-term debt and lines of credit have been determined in the accompanying July 3, 2010 condensed consolidated balance sheet and in the table above after consideration of this conversion.
Liquidity and Capital Resources.
Cash Flow from Operating Activities

	Six Months Ended
	July 3,	July 4,
	2010	2009
Net cash flows (used in) provided by operating activities:	($1,586)	$339
Impacting cash flow for the first six months of 2010 was cash used by working capital items in the amount of $3,501, which consisted primarily of increases in accounts receivable and inventory of $2,796 and $1,061, respectively, due to the increase in sales and backlog.

Cash Flow from Investing Activities

	Six Months Ended
	July 3,	July 4,
	2010	2009
Net cash flows used in investing activities:	$1,083	$11,217
Cash used in investing activities reflects expenditures for machinery and equipment to increase machining capacity and to purchase Accura. Total capital expenditures for the remainder of the current fiscal year are targeted at $2,000 to $3,000.
Cash Flow from Financing Activities

	Six Months Ended
	July 3,	July 4,
	2010	2009
Net cash flows provided by financing activities:	$2,230	$9,875
During the six months ended July 3, 2010, payments of $948 against term debt were offset by borrowings on the revolving line of credit totaling $859 and the issuance of long-term debt in the amount of $2,243. Amounts advanced on the equipment line of credit converted to a term note on July 20, 2010.
The Company’s credit facility with TD Bank, N.A. includes a revolving line of credit, which provides for borrowing up to $5 million, limited to an amount determined by a formula based on percentages of receivables and inventory. Although payable on demand, the revolving line of credit is reviewed annually by the bank and renewed at its discretion.
As of July 3, 2010, $2,450 was outstanding on the revolving line of credit with $2,550 available for additional borrowings.
On July 20, 2010, the Company’s equipment line of credit with TD Bank N.A. was amended to provide up to $4,700 for eligible equipment purchases during the period July 21, 2010 through July 31, 2011. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2011, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then Federal Home Loan Bank of Boston 5 year Regular Amortizing Advance Rate plus 3%. As of July 20, 2010, advances on the equipment line of credit in the amount of $2,243 were converted to a term note due in 60 monthly installments of $42 including interest at 4.88%.

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
Accounts receivable — The Company evaluates its allowance for doubtful accounts by considering the age of each invoice, the financial strength of the customer, the customer’s past payment record and subsequent payments.
Inventories — The Company has specifically identified certain inventory as obsolete or slow-moving and provided a full reserve for these parts. The assumption is that these parts may not be sold. The assumptions and the resulting reserve have been accurate in the past, and are not likely to change materially in the future.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure and procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 3, 2010 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the six months ended July 3, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

EDAC TECHNOLOGIES CORPORATION
July 29, 2010	By	/s/ Glenn L. Purple
Glenn L. Purple, Chief Financial
Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION
3.1	EDAC’s Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation. (2)

3.3	EDAC’s Amended and Restated By-laws (3)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No. 1.

(2)	Exhibit incorporated by reference to the Company’s Report on Form 10-Q dated July 30, 2008.

(3)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

*	Filed herewith.