Form 10-Q
period 2010-10-02
EDAC TECHNOLOGIES CORP
filed 2010-10-25
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
Yes ☐ No ☑.
     On October 22, 2010 there were outstanding 4,869,469 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2,	January 2,
	2010	2010
(in thousands)	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$1,051	$1,100
Accounts receivable (net of allowance for doubtful accounts of $113 as of October 2, 2010 and $249 as of January 2, 2010)	15,506	10,862
Inventories, net	20,760	19,990
Prepaid expenses and other current assets	300	306
Refundable income taxes	32	112
Deferred income taxes	1,098	1,098
Equipment held for sale	43	—

Total current assets	38,790	33,468

PROPERTY, PLANT AND EQUIPMENT, at cost	50,141	48,431
Less: accumulated depreciation	27,946	25,974

	22,195	22,457

OTHER ASSETS	167	202

TOTAL ASSETS	$61,152	$56,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2,	January 2,
	2010	2010
(in thousands)	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Lines of credit	$4,100	$1,591
Current portion of long-term debt	4,502	1,833
Trade accounts payable	7,536	6,828
Employee compensation and amounts withheld	1,698	1,185
Accrued expenses	1,751	1,819
Customer advances	677	1,028

Total current liabilities	20,264	14,284

LONG-TERM DEBT, less current portion	10,273	12,154

PENSION LIABILITIES	1,448	1,448

DEFERRED INCOME TAXES	4,423	4,475

SHAREHOLDERS’ EQUITY:
Common stock, par value $.0025 per share; issued and outstanding:
4,869,469 on October 2, 2010 and 4,840,803 on January 2, 2010	12	12
Additional paid-in capital	11,583	11,225
Retained earnings	15,573	14,785

	27,168	26,022
Less: accumulated other comprehensive loss	2,424	2,256

Total shareholders’ equity	24,744	23,766

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,152	$56,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	October 2,	October 3,	October 2,	October 3,
(in thousands except per share amounts)	2010	2009	2010	2009
Sales	$18,528	$15,132	$55,156	$38,345

Cost of Sales	16,760	13,370	48,989	33,807

Gross Profit	1,768	1,762	6,167	4,538

Selling, General and Administrative Expenses	1,393	1,306	4,653	3,348

Income from Operations	375	456	1,514	1,190

Non-Operating Income (Expense):
Interest Expense	(259)	(262)	(711)	(593)
Other (Note A)	2	(74)	362	11,673

Income before Provision For Income Taxes	118	120	1,165	12,270

Provision for Income Taxes	34	40	377	4,757

Net Income	$84	$80	$788	$7,513

Income per share data (Note A):

Basic Income Per Common Share	$0.02	$0.02	$0.16	$1.56

Diluted Income Per Common Share	$0.02	$0.02	$0.16	$1.53

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	October 2,	October 3,
(in thousands)	2010	2009
Operating Activities:
Net income	$788	$7,513
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,008	1,547
Deferred income taxes	(52)	4,583
Gain on acquisition of business	(350)	(11,874)
Gain on sale of property, plant and equipment	—	(31)
Compensation expense pursuant to stock options	324	166
Excess tax benefit from share-based compensation	(42)	—
Changes in working capital items	(4,557)	211

Net cash (used in) provided by operating activities	(1,881)	2,115

Investing Activities:
Additions to property, plant and equipment	(1,241)	(872)
Equipment deposits	—	981
Acquisition of business	(300)	(10,275)
Proceeds from sales of property, plant and equipment	—	31
Deferred financing costs	—	(206)

Net cash used in investing activities	(1,541)	(10,341)

Financing Activities:
Increase in lines of credit	2,509	216
Repayments of long-term debt	(1,455)	(1,968)
Issuance of long-term debt	2,243	9,500
Proceeds from exercise of stock options	34	18
Excess tax benefit from share-based compensation	42	—

Net cash provided by financing activities	3,373	7,766

Decrease in cash	(49)	(460)

Cash at beginning of period	1,100	1,311

Cash at end of period	$1,051	$851

Supplemental Disclosure of Cash Flow Information:
Interest paid	$711	$586
Income taxes paid (refunded)	600	(361)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 2, 2010
(in thousands except per share amounts)
NOTE A — ACQUISITION AND BASIS OF PRESENTATION
ACQUISITION
On May 27, 2009, the Company acquired substantially all of the assets and certain liabilities of MTU Aero Engines North America, Inc.’s Manufacturing Business Unit (“AENA”). This business is hereinafter referred to as “AERO”. The acquisition was accounted for under the purchase method of accounting with the assets and liabilities acquired recorded at their fair values at the date of acquisition. The accounting resulted in a gain of $11,643, net of expenses, at October 3, 2009. The results of operations of the acquired business have been included in the Company’s operating results beginning as of the effective date of the acquisition.
The unaudited pro forma consolidated financial information for the nine months ended October 3, 2009, as though the acquisition had been completed at the beginning of that period, and excluding the gain on acquisition are as follows (all amounts in thousands except per share amounts):

Nine Months Ended
October 3, 2009
Sales	$46,997
Net income	$642
Basic income per share	$0.13
Diluted income per share	$0.13
On May 14, 2010, the Company acquired certain assets of Accura Technics, LLC (“Accura”). The $300 purchase price of Accura has been allocated as follows: accounts receivable $19, inventories $118 and machinery and equipment $163. The acquisition was funded through the Company’s normal working capital and line of credit with TD Bank NA.
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 2, 2010 are not necessarily indicative of the results that may be expected for the year ending January 1, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 2, 2010.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow-moving and has provided a full reserve for these parts. As of October 2, 2010 and January 2, 2010, inventories consisted of the following (all amounts in thousands):

	October 2, 2010	January 2, 2010
Raw materials	$3,261	$2,519
Work-in-progress	15,754	15,890
Finished goods	2,182	2,236

	21,197	20,645

Less: reserve for excess and obsolete	(437)	(655)

Inventories, net	$20,760	$19,990

Income per share: The number of shares used in the income per common share computations for the three and nine month periods ended October 2, 2010 and October 3, 2009 are as follows:

	For the three months ended		For the nine months ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Basic:
Weighted average common shares outstanding	4,869	4,838	4,856	4,831

Diluted:
Dilutive effect of stock options	186	173	176	84

Weighted average shares diluted	5,055	5,011	5,032	4,915

Options excluded since anti—dilutive	182	184	182	297

Comprehensive Income (Loss): Comprehensive income (loss) for the three and nine month periods ended October 2, 2010 and October 3, 2009 consisted of unrealized losses on established cash flow hedges. Any comprehensive income (loss) related to the Company’s defined benefit pension plan is recorded at the end of the year, since the valuation used in connection with determining the amount of the change in the Company’s unfunded pension liability is determined only at the end of the year.

Recently Adopted Accounting Standards: In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition.” This ASU allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and guidance on the criteria that should be met for applying the milestone method. The scope of this ASU is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The amendments in this ASU are effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial results.
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

NOTE B — FINANCING ARRANGEMENTS
Notes payable and long-term debt consist of the following (all amounts in thousands):

	October 2, 2010	January 2, 2010
Lines of credit	$4,100	$1,591

Term notes	9,460	8,420

Mortgage loans	5,315	5,475

Capital lease obligations	—	92

	18,875	15,578
Less — equipment line of credit	—	1,391
Less — revolving line of credit	4,100	200
Less — current portion of long-term debt	4,502	1,833

	$10,273	$12,154

The Company’s credit facility with TD Bank, N.A. includes a revolving line of credit, which provides for borrowing up to $7,500 ($5,000 after reserving $2,500 for the scheduled payment in full on May 27, 2011, of a term note with AENA associated with the AERO acquisition). Borrowing is limited to an amount determined by a formula based on percentages of receivables and inventory. The revolving line of credit is reviewed annually by the bank and renewed at its discretion.
As of October 2, 2010, $4,100 was outstanding on the revolving line of credit with $900 available for additional borrowings.
On July 20, 2010, the Company’s equipment line of credit with TD Bank N.A. was amended to provide up to $4,700 for eligible equipment purchases during the period July 21, 2010 through July 31, 2011. Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2011, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then Federal Home Loan Bank of Boston 5 year Regular Amortizing Advance Rate plus 3%. On July 20, 2010, advances on the equipment line of credit in the amount of $2,243 were converted to a term note due in 60 monthly installments of $42 including interest at 4.88%.
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
NOTE D — DEFINED BENEFIT PENSION PLAN
The following table sets forth the components of net periodic benefit cost (all amounts in thousands):

	For the three months ended		For the nine months ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Interest cost	$79	$82	$237	$246
Expected return on plan assets	(71)	(62)	(213)	(186)
Amortization of acturial loss	30	33	90	99

Net periodic pension expense	$38	$53	$114	$159

Company contributions paid to the plan for the nine month period ended October 2, 2010 totaled $20.
NOTE E — INCOME TAXES
The provision for income taxes is as follows (all amounts in thousands):

	For the three months ended		For the nine months ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Current provision	$65	$40	$342	$132
Deferred provision (benefit)	(31)	—	35	4,625

Total provision	$34	$40	$377	$4,757

The income tax provisions for the three and nine month periods ended October 2, 2010 were calculated using an effective tax rate of 28.8% and 32.4%, respectively, on ordinary income. The income tax provisions for the three and nine month periods ended October 3, 2009, were calculated using effective rates of 33.1% applied to ordinary income, excluding the gain on acquisition, and 38.95% applied to the gain on acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales.
The Company’s sales increased $3,396 or 22.4% and 16,811 or 43.8%, for the three and nine month periods ended October 2, 2010, respectively, as compared to the three and nine month periods ended October 3, 2009. Sales increases by product line for the three and nine month periods ended October 2, 2010 compared to the three and nine month periods ended October 3, 2009 were as follows (in thousands):

	For the three months ended
	October 2,	October 3,
Product Line	2010	2009	Change
EDAC Aero	$13,362	$11,174	$2,188
Apex Machine Tool	3,947	3,368	579
EDAC Machinery	1,219	590	629

Total	$18,528	$15,132	$3,396

	For the nine months ended
	October 2,	October 3,
Product Line	2010	2009	Change
EDAC Aero	$38,500	$24,551	$13,949
Apex Machine Tool	12,777	11,940	837
EDAC Machinery	3,879	1,854	2,025

Total	$55,156	$38,345	$16,811

Sales for the EDAC Aero product line increased $2,188 or 19.6%, and $13,949 or 56.8% for the three and nine month periods ended October 2, 2010, respectively, as compared to the three and nine month periods ended October 3, 2009. The increase for the nine month period was primarily due to the Company’s May 27, 2009 acquisition of AERO which contributed $6,415 and $19,626 for the three and nine month periods ended October 2, 2010. AERO’s contribution for both the three and nine month periods ended October 3, 2009 was $5,386 and $7,755, respectively. The increase for the three month period was due to the shipment of parts for applications on new programs such as rotor aircraft and the geared turbofan engine.
Sales for the Apex Machine Tool product line increased $579, or 17.2% and $837,or 7.0% for the three and nine month periods ended October 2, 2010, respectively, as compared to the three and nine month periods ended October 3, 2009, due to new customers and increased business with current customers.
Sales for the EDAC Machinery product line increased $629, or 106.6%, and $2,025, or 109.2% for the three and nine month periods ended October 2, 2010 as compared to the three and nine month periods ended October 3, 2009 due to the Company’s August 10, 2009 acquisition of certain assets of Service Network Incorporated (“SNI”), which contributed $197 and $1,051, respectively, for the three and nine month periods ended October 2, 2010 and due to increases in the Spindle product line. The Company has recently received orders totaling $1,800 for SNI machines which the company expects to deliver in the fourth quarter of 2010 and the first quarter of 2011.
As of October 2, 2010, the Company’s total sales backlog was approximately $133,600 compared to $125,900, as of January 2, 2010. Backlog consists of accepted purchase orders and long-term contracts that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $18,200 of its October 2, 2010 backlog during the remainder of the 2010 fiscal year. The remaining $115,400 of backlog is deliverable in fiscal year 2011 and beyond. The increase in backlog was mainly due to additional aerospace orders.
Sales to the Company’s principal markets are as follows (in thousands):

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Aerospace customers	$14,889	$10,728	$43,433	$28,736
Other	3,639	4,404	11,723	9,609

Total	$18,528	$15,132	$55,156	$38,345

Sales to aerospace customers increased $4,161, or 38.8%, and $14,697, or 51.1%, respectively, for the three and nine month periods ended October 2, 2010, as compared to the three and nine month periods ended October 3, 2009, due primarily to the Company’s AERO acquisition on May 27, 2009. Additionally, shipments of tooling and fixtures to aerospace customers increased.
Sales to non-aerospace customers decreased $765 or 17.4%, and increased $2,114 or 22.0%, for the three and nine month periods ended October 2, 2010, as compared to the three and nine month periods ended October 3, 2009. The decrease for the quarter was primarily due to the Apex product line selling a greater percentage of its sales to aerospace customers, while the increase for the nine month period was primarily due to the Company’s AERO acquisition on May 27, 2009.

Cost of Sales. Cost of sales as a percentage of sales increased to 90.5% from 88.4% for the three month period ended October 2, 2010 compared to the three month period ended October 3, 2009. Cost of sales as a percentage of sales increased to 88.8% from 88.2% for the nine month period ended October 2, 2010, compared to the nine month period ended October 3, 2009. The increase for the periods was due to the development costs on an emerging program that resulted in a gross loss of $310 on that program for the third quarter. The Company is currently refining certain production processes for these parts.
The increase was also due to a gross loss of $218 for the third quarter for the resources allocated to the SNI product line. This was due to the lack of orders in the third quarter, reflected by SNI sales decreasing from $468 in the second quarter to $197 in the third quarter and to costs associated with integrating Accura into SNI. SNI recently booked orders totaling $1.8 million which are due for shipment in the fourth quarter of 2010 and first quarters. The Company expects this product line to contribute to the Company’s gross profit in the fourth quarter of 2010 and the first quarter of 2011.
Additionally, Apex Machine Tool incurred gross losses of $80 on certain one-time projects.
Selling, General & Administrative Expenses. Selling, general and administrative expenses increased approximately $87 or 6.7% and $1,305, or 39.0%, respectively, for the three and nine month periods ended October 2, 2010, compared to the three and nine month periods ended October 3, 2009. The increase was mainly the result of additional costs associated with AERO.
Interest Expense. Interest expense decreased approximately $3, or 1.1%, for the three month period ended October 2, 2010, and increased $118, or 19.9% for the nine month period ended October 2, 2010 compared to the three month and nine month periods ended October 3, 2009. The increase was due to increased borrowing levels associated with the acquisition of AERO and increased borrowing levels associated with increases in accounts receivable and inventories.
Other Income. The Company recognized an additional gain in the nine month period ended October 2, 2010 in the amount of $350 from the recognition of a deposit on an equipment purchase made by AERO prior to its acquisition by the Company. The Company was not originally aware of the deposit as of the acquisition date. For the three and nine month periods ended October 3, 2009 a net gain on the acquisition of AERO was recognized in the amount of $11,643 net of expenses.
Income Taxes. The income tax provisions for the three and nine month periods ended October 2, 2010, were calculated using an effective tax rate of 28.8% and 32.4%, respectively, on ordinary income. The income tax provisions for the three and nine month periods ended October 3, 2009, were calculated using effective rates of 33.1% applied to ordinary income, excluding the gain on acquisition, and 38.95% applied to the gain on acquisition.

Liquidity and Capital Resources.
Cash Flow from Operating Activities

	Nine Months Ended
	October 2,	October 3,
	2010	2009
Net cash flows (used in) provided by operating activities:	($1,881)	$2,115
Impacting cash flow for the first nine months of 2010 was cash used by working capital items in the amount of $4,557, which consisted primarily of increases in accounts receivable and inventories of $4,644 and $770, respectively, due to the increases in sales and backlog. As of October 22, 2010, accounts receivable has decreased due to collections to $13,026.
Impacting cash flow for the first nine months of 2009 was cash provided by working capital items in the amount of $211 which consisted of cash provided by accounts payable/accrued expenses, accounts receivable and income tax refunds in the amounts of $1,742, $1,041, and $525, respectively, and cash used in inventory in the amount of $3,186.
Cash Flow from Investing Activities

	Nine Months Ended
	October 2,	October 3,
	2010	2009
Net cash flows used in investing activities:	($1,541)	($10,341)
Cash used in investing activities for the nine months of 2010 reflects expenditures for machinery and equipment to increase machining capacity and to purchase Accura. Total capital expenditures for the remainder of the current fiscal year are primarily for machinery and equipment of approximately $1 million. Cash used in investing activities for the nine months of 2009 reflects the Company’s business acquisitions.
Cash Flow from Financing Activities

	Nine Months Ended
	October 2,	October 3,
	2010	2009
Net cash flows provided by financing activities:	$3,373	$7,766

During the nine months ended October 2, 2010, payments of $1,455 against term debt were offset by borrowings on the revolving line of credit totaling $2,509 and the issuance of long-term debt in the amount of $2,243. For the nine months ended October 3, 2009, cash flows provided by financing activities primarily reflect debt of $9,500 to finance the Company’s acquisition of AERO and net borrowings on the lines of credit totaling $216, partially offset by payments of $1,968 against term debt.
The Company’s credit facility with TD Bank, N.A. includes a revolving line of credit, which provides for borrowing up to $7,500 ($5,000 after reserving $2,500 for the scheduled payment in full on May 27, 2011, of a term note with AENA associated with the AERO acquisition). Borrowing is limited to an amount determined by a formula based on percentages of receivables and inventories. The revolving line of credit is reviewed annually by the bank and renewed at its discretion.
As of October 2, 2010, $4,100 was outstanding on the revolving line of credit with $900 available for additional borrowings.
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
Income Taxes — The Company recognizes deferred tax assets when, based upon available evidence, realization is more likely than not. The Company has no uncertain tax positions at October 2, 2010.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure and procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of October 2, 2010 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the nine months ended October 2, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
3.1*	EDAC’s Amended and Restated Articles of Incorporation

3.2*	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation.

3.3*	EDAC’s Amended and Restated By-laws.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION
October 25, 2010	By	/s/ Glenn L. Purple
Glenn L. Purple, Chief Financial
Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION
3.1	EDAC’s Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation. (2)

3.3	EDAC’s Amended and Restated By-laws (3)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2)	Exhibit incorporated by reference to the Company’s Report on Form 10-Q dated July 30, 2008.

(3)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

*	Filed herewith.