Form 10-K
period 2011-01-01
EDAC TECHNOLOGIES CORP
filed 2011-03-11
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 3, 2010, the aggregate market value of the registrant’s Common Stock (based upon the $4.70 closing price on that date on the NASDAQ Capital Market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers — does not constitute an admission as to affiliate status) was approximately $18,644,251
As of March 10, 2011, there were 4,924,469 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Into Which Portions of
DOCUMENT	Document are Incorporated

Annual Report to Shareholders for the	Part II
fiscal year ended January 1, 2011

Proxy Statement relating to the	Part III
2011 Annual Meeting of Shareholders
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
     On May 27, 2009, the Company acquired substantially all of the assets and certain liabilities of MTU Aero Engines North America, Inc.’s Manufacturing Business Unit (“AENA”), which manufactures rotating components such as disks, rings and shafts for the aerospace industry. This business is hereinafter referred to as “AERO”. The acquisition was accounted for under the purchase method of accounting with the assets and liabilities acquired recorded at their fair values at the date of acquisition. The results of operations of the acquired business have been included in the Consolidated Statements of Income beginning as of the effective date of the acquisition.
     The $9.5 million purchase price of AERO was allocated entirely to the working capital acquired. In accordance with ASC 805.30, “Business Combinations” the acquisition was determined to be a “bargain purchase”. The excess value consisting entirely of fixed assets was determined based on independent appraisals and resulted in a net gain of $11,904,000, after acquisition related expenses of $257,000. Fair values at the date of acquisition were as follows (in thousands):

Accounts receivable	$4,274
Inventories	8,980
Prepaid expenses	169
Property, plant and equipment	11,893
Accounts payable and accrued expenses	(3,655)

$21,661

          On August 10, 2009, the Company acquired substantially all of the assets of Service Network Incorporated, a manufacturer and rebuilder of precision grinders. This business is hereinafter referred to as “SNI”. The $775,000 purchase price of SNI was allocated as follows (in thousands): Accounts receivable $215, inventory $279, prepaid expenses $9 and machinery and equipment $272.
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
     The Company serves industrial customers through its Apex Machine Tool and EDAC Machinery product lines.
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
     EDAC Machinery designs, manufactures and repairs all types of precision rolling element bearing spindles including hydrostatic and other precision rotary devices. Custom spindles are completely assembled in a Class 10,000 Clean Room and are built to suit any manufacturing application up to 100 horsepower and speeds in excess of 100,000 revolutions per minute. EDAC Machinery’s repair service can recondition all brands of precision rolling element spindles, domestic or foreign. With the acquisition of (SNI), the Company added the manufacture and service of precision grinders to its spindle product line. The spindle product line serves a variety of customers: machine tool manufacturers, special machine tool builders and integrators, industrial end-users, and powertrain machinery manufacturers and end-users. Geographic markets include the U.S., Canada, Mexico, Europe and Asia, although sales come primarily from the United States.
     EDAC is AS9100:2004 and ISO 14001:2004 Certified. EDAC Machinery is AS9100:2008 Certified.
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

Marketing and Competition
     The Company developed its high skill level by serving the aerospace industry for over 50 years. For the fiscal year ended January 1, 2011, sales to United Technologies Corporation amounted to approximately 44% of our net sales. We provide a range of components, tooling, fixtures and design services for this aerospace company. Although, we have expanded our commitment to serving the manufacturing needs of a broad base of industrial customers, the loss of this customer, or a significant decrease in the amount of business we do with this customer, could have a material adverse effect on our business.
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
Backlog
     Our backlog as of January 1, 2011, was approximately $138,300,000 compared to $125,900,000 as of January 2, 2010. The increase is primarily due to increased orders in all product lines. Backlog consists of accepted purchase orders that are cancelable or may be rescheduled by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as three years. We presently expect to complete approximately $64,000,000 of our January 1, 2011 backlog during the 2011 fiscal year.
     We maintain a website with the address www.edactechnologies.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.
Employees
     As of March 1, 2011, we had approximately 384 employees.
Item 1A. Risk factors.
     Our business, operating results, financial condition and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results.

     For a discussion of other matters which may affect our financial condition, results of operations or cash flows, see the further discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report.
We depend on revenues from a small number of significant customers. Any loss, cancellation, reduction or delay in purchases by these customers could harm our business.
     Our largest customer accounted for 44% of our net sales during fiscal 2010. Our success will depend on our continued ability to develop and manage relationships with this and other significant customers. Some of our customers could in the future shift some or all of their purchases from us to our competitors, or to other sources, or bring such business in-house. The loss of one or more of our largest customers, a significant reduction or delay in sales to one or more of these customers, an inability to successfully develop relationships with new customers, or future price concessions we could make to retain customers could significantly reduce our sales and profitability.
Our financial performance is dependent on the conditions of the aerospace industry.
     Sales to our aerospace customers, which generated 77% of our revenues in 2010, are directly tied to the economic conditions in the commercial aviation and defense industries. The aviation industry is cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a wide variety of factors including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Also, since a significant portion of the backlog for commercial customers is scheduled for delivery beyond 2011, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. A reduction in capital spending in the aviation or defense industries could have a significant effect on the sales of our EDAC Aero and Apex Machine Tool product lines, which could have an adverse effect on our financial performance or results of operations.
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

	Square	Owned or	Principal
Address	Feet	Leased	Activity
1790 New Britain Ave.	47,000	Owned	Manufacturing
Farmington, CT. 06032		(1)	Design engineering
			services

1798 New Britain Ave.	20,800	Owned	Design and manufac-
Farmington, CT. 06032		(1)	ture of spindles

1806 New Britain Ave.	19,200	Owned	Manufacturing
Farmington, CT. 06032		(1)	Corporate offices

21 Spring Lane	44,000	Owned	Manufacturing
Farmington, CT. 06032		(1)	Warehouse

35 Holland Dr.	14,400	Owned	Repair
Newington, CT 06111

275 Richard Street	44,000	Owned	Manufacturing
Newington, CT 06111		(1)

36 Sword Street	18,300	Leased	Manufacturing
Auburn, MA 01501

(1)	Property subject to mortgage securing certain corporate indebtedness.

Item 3. Legal Proceedings.
     We are not a party to any material pending legal proceedings.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Information in response to this item is incorporated herein by reference to “Market Information” on pages 4 through 5 of our 2010 Annual Report to Shareholders. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Form 10-K
Item 6. Selected Financial Data.
     Information in response to this item is incorporated herein by reference to “Selected Financial Information” on page 6 of our 2010 Annual Report to Shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Information in response to this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 7 through 12 of our 2010 Annual Report to Shareholders.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
     Not required under Regulation S-K for “smaller reporting companies”
Item 8. Financial Statements and Supplementary Data.
     Information in response to this item is incorporated herein by reference to pages 13 through 33 of our 2010 Annual Report to Shareholders.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
     None
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures.
     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 1, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including the Company’s Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting.
     There has been no change in the Company’s internal control over financial reporting during the Company’s fiscal year ended January 1, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting.
     The management of EDAC is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of EDAC’s internal control over financial reporting as of January 1, 2011. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Internal Framework. Management concluded that based on its assessment, EDAC maintained effective internal control over financial reporting as of January 1, 2011.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information.
     None
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Information in response to this item is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders (“EDAC’s 2011 Proxy Statement”), which will be filed within 120 days after the end of our fiscal year ended January 1, 2011.
     We have adopted a written code of ethics that applies to all of our employees and directors, including but not limited to, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is publicly available at our website at www.edactechnologies.com/investor/ and is also available without charge by writing to: Glenn L. Purple, Secretary, EDAC Technologies Corporation, 1806 New Britain Avenue, Farmington, Connecticut 06032.

Item 11. Executive Compensation.
     Information in response to this item is incorporated herein by reference to “Executive Compensation” in EDAC’s 2011 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information in response to this item is incorporated herein by reference to “Security Ownership” in EDAC’s 2011 Proxy Statement.
     The following table sets forth certain information regarding our equity compensation plans as of January 1, 2011.
EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
remaining available
	Number of			for future issuance
	securities to be			under equity
	issued upon		Weighted-average	compensation plans
	exercise of		exercise price of	(excluding
	outstanding		outstanding	securities
	options, warrants		options, warrants	reflected in column
Plan category	and rights		and rights	(a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders (1)	458,851		$3.22	41,149

Equity compensation plans not approved by security holders (2)	408,667	(3)	$5.60	16,266	(4)

Total	867,518		$4.34	57,415

(1)	Consists of the 2008 Equity Incentive Plan. The Plan provides for the grant of incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986, as amended, to employees and nonqualified stock options to employees and directors. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Options are generally granted for a term of five or ten years. The exercise price of options granted under the Plan must not be less than the fair market value of the Company’s common stock on the date of grant.

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

(3)	Consists of outstanding options to purchase 180,000 shares under the 2000 Plan and 228,667 shares under the 2000-B Plan.

(4)	Includes 5,500 shares issuable under the 2000 Plan and 10,766 shares issuable under the 2000-B Plan.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     There are no related party transactions to report. The information required by Item 13 with respect to Director Independence is incorporated herein by reference to “Board and Committee Meetings and Related Matters” in EDAC’s 2011 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
     Information in response to this item is incorporated herein by reference to “Fees of Independent Auditors” in EDAC’s 2011 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents filed as a part of this report:
1.	Financial Statements.

The financial statements required to be filed by Item 8 hereof have been incorporated by reference to our 2010 Annual Report to Shareholders and consist of the following:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—As of January 1, 2011 and January 2, 2010.
Consolidated Statements of Income—Fiscal Years Ended January 1, 2011 and January 2, 2010.
Consolidated Statements of Cash Flows—Fiscal Years Ended January 1, 2011 and January 2, 2010.
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)—Fiscal Years Ended January 1, 2011 and January 2, 2010.
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
We have audited the consolidated financial statements of EDAC Technologies Corporation and subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and for the years then ended, and have issued our report thereon dated March 11, 2011, such consolidated financial statements and report are included in the Company’s annual report to shareholders for the fiscal year ended January 1, 2011 and are included herein. Our audits also included the financial statement schedule of the Company listed in item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as of January 1, 2011 and January 2, 2010, and for the years then ended, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CCR LLP
Glastonbury, Connecticut
March 11, 2011

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
EDAC TECHNOLOGIES CORPORATION AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
	Balance at Beginning	Charged to Costs	Charged to Other	Deductions		Balance at End
DESCRIPTION	of Year	and Expenses	Accounts-Describe	Describe		of Year

YEAR ENDED JANUARY 1, 2011:
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts receivable	$248,994	$70,649	$0	(1)	$198,254	$121,389

Allowance for excess and obsolete inventories	0	35,677	0		0	35,677

YEAR ENDED JANUARY 2, 2010:
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts receivable	186,000	159,553	0	(1)	96,559	248,994

Allowance for excess and obsolete inventories	644,402	16,670	0	(2)	661,072	0

(1)	Write-off of specific accounts receivable.

(2)	Disposition of inventory reserved against, including $655,325 reclassed as a direct write-off to inventory in connection with filing of the tax return for the year ended January 2, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION
By:	/s/ Dominick A. Pagano
Dominick A. Pagano
President and Chief Executive Officer

Date: March 11, 2011
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

Signatures		Title	Date

/s/	Dominick A. Pagano	President, Chief Executive	March 11, 2011

	Dominick A. Pagano	Officer and Director
(Principal Executive Officer)

/s/	Glenn L. Purple	Chief Financial Officer, Vice	March 11, 2011

	Glenn L. Purple	President-Finance and Secretary
(Principal Financial and Accounting Officer)

/s/	Lee K. Barba	Director	March 11, 2011

Lee K. Barba

/s/	Joseph P. Lebel	Director	March 11, 2011

Joseph P. Lebel

/s/	John A. Rolls	Director	March 11, 2011

John A. Rolls

/s/	Ross C. Towne	Director	March 11, 2011

Ross C. Towne

/s/	Daniel C. Tracy	Director, Chairman of the Board	March 11, 2011

Daniel C. Tracy

EXHIBIT INDEX

Exhibit		Sequential
Number		Page Number

2.1	Asset Purchase Agreement, dated May 18, 2009, by and between EDAC and MTU Aero Engines North America, Inc.	(14)

3.1	EDAC’s Amended and Restated Articles of Incorporation	(1)

3.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation	(13)

3.3	EDAC’s Amended and Restated By-Laws	(4)

4.1	EDAC’s Amended and Restated Articles of Incorporation	(1)

4.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation	(13)

4.3	Sections of EDAC’s By-Laws	(4)

10.1	Gros-Ite division Pension Plan	(1)

10.2	EDAC Technologies Corporation 2000 Stock Option Plan	(2)

10.3	EDAC Technologies Corporation 2000-B Stock Option Plan	(2)

10.4	Loan Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(3)

10.5	Commercial Mortgage Note dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(3)

10.6	Open-End Mortgage Deed and Security Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(3)

10.7	Environmental Indemnification Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(3)

10.8	Form of Agreements regarding Indemnification between EDAC and each of its directors and executive officers.	(5)

10.9	Note and Mortgage Modification Agreement by and between EDAC and Farmington Savings Bank dated October 15, 2003	(6)

10.10	Loan Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.	(7)

10.11	Term Note by and between EDAC, Apex and Banknorth N.A dated March 5, 2004.	(7)

Exhibit		Sequential
Number		Page Number

10.12	Open-End Mortgage, Commercial Mortgage, Security Agreement and Assignment of Leases and Rents by and between Banknorth N.A and EDAC dated March 5, 2004.	(7)

10.13	Open-End Mortgage, Commercial Mortgage, Security Agreement and Assignment of Leases and Rents by and between Apex and Banknorth N.A dated March 5, 2004.	(7)

10.14	Hazardous Substance Certificate and Indemnification Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.	(7)

10.15	Promissory Note dated as of December 28, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and Banknorth, N.A.	(8)

10.16	Commercial Security Agreement dated as of December 28, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(8)

10.17	Promissory Note dated as of April 4, 2006 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(9)

10.18	Amended and Restated Employment Agreement dated as of February 12, 2007 between EDAC and Dominick Pagano	(10)

10.19	Employment Agreement dated as of February 12, 2007 between EDAC and Luciano M. Melluzzo	(10)

10.20	Employment Agreement dated as of February 12, 2007 between EDAC and Glenn L. Purple	(10)

10.21	Change in Terms Agreement dated July 26, 2006, changing the Equipment Loan Note by and between EDAC and TD Banknorth, N.A.	(12)

10.22	Term Note dated as of October 27, 2006 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(11)

10.23	Term Note dated as of July 18, 2007 by and among EDAC, Apex Machine Tool Company, Inc. Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(12)

10.24	EDAC Technologies Corporation 2008 Equity Incentive Plan	(13)

10.25	Credit Agreement , dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.	(14)

Exhibit		Sequential
Number		Page Number

10.26	Security Agreement, dated as of May 27, 2009, by and between EDAC, Gros-Ite, Apex and TD Bank, N.A.	(14)

10.27	Term Note, dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.	(14)

10.28	Revolving Credit Note, dated as of May 27, 2009, by and among by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.	(14)

10.29	Mortgage Note, dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.	(14)

10.30	Open-End Mortgage Deed and Security Agreement, dated as of May 27, 2009, by and between EDAC and TD Bank N.A.	(14)

10.31	Environmental Indemnity Agreement, dated as of May 27, 2009, by and between EDAC, Gros-Ite, Apex and TD Bank, N.A.	(14)

10.32	Secured Promissory Note, dated as of May 27, 2009, by EDAC in favor of MTU Aero Engines North America, Inc.	(14)

10.33	Amended and Restated Employment Agreement dated as of January 14, 2010 between EDAC and Dominick Pagano	(15)

11	Earnings per share information has been incorporated by reference to EDAC’s 2010 Annual Report to Shareholders

13*	EDAC’s 2010 Annual Report to Shareholders

14	EDAC Technologies Corporation Code of Ethics	(6)

21*	Subsidiaries

23.1*	Consent of CCR LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 (b) under the Securities Exchange Act of 1934, as amended.

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission File No. 2-99491, Amendment No. 1.

(2)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.

(3)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated February 19, 2002.

(5)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 30, 2002.

(6)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.

(7)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated April 3, 2004.

(8)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2005.

(9)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated April 5, 2006.

(10)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2007.

(11)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

(12)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated September 29, 2007.

(13)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 28, 2008.

(14)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated May 27, 2009.

(15)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated January 14, 2010.

*	Filed herewith