Form 10-Q
period 2011-04-02
EDAC TECHNOLOGIES CORP
filed 2011-04-28
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
Yes ☐ No ☑.
     On April 28, 2011 there were outstanding 4,924,469 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	January 1,
	2011	2011
(in thousands)	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$1,279	$975
Accounts receivable (net of allowance for for doubtful accounts of $175 as of April 2, 2011 and $121 as of January 1, 2011)	17,448	14,955
Inventories, net	22,008	20,219
Prepaid expenses and other current assets	354	184
Refundable income taxes	80	80
Deferred income taxes	1,613	1,613

Total current assets	42,782	38,026

PROPERTY, PLANT AND EQUIPMENT, at cost	52,564	51,818
Less: accumulated depreciation	29,232	28,595

	23,332	23,223

OTHER ASSETS	143	155

TOTAL ASSETS	$66,257	$61,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	January 1,
	2011	2011
(in thousands)	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Lines of credit	$7,405	$4,793
Current portion of long-term debt	4,259	4,370
Trade accounts payable	8,887	7,336
Employee compensation and amounts withheld	1,595	1,212
Accrued expenses	2,395	2,136
Customer advances	840	857

Total current liabilities	25,381	20,704

LONG-TERM DEBT, less current portion	9,456	9,858

PENSION LIABILITIES	1,526	1,526

DEFERRED INCOME TAXES	4,455	4,473

SHAREHOLDERS’ EQUITY:
Common stock, par value $.0025 per share; issued and outstanding :
4,924,469 on April 2, 2011 and 4,869,469 on January 1, 2011	12	12
Additional paid-in capital	11,830	11,690
Retained earnings	16,038	15,630

	27,880	27,332
Less: accumulated other comprehensive loss	2,441	2,489

Total shareholders’ equity	25,439	24,843

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,257	$61,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the three months ended
	April 2,	April 3,
(in thousands except per share amounts)	2011	2010
Sales	$20,199	$17,787

Cost of Sales	17,390	15,646

Gross Profit	2,809	2,141

Selling, General and Administrative Expenses	1,945	1,730

Income from Operations	864	410

Non-Operating Income (Expense):
Interest Expense	(260)	(226)
Other	5	360

Income before Provision For Income Taxes	609	544

Provision for Income Taxes	201	184

Net Income	$408	$360

Income per share data (Note A):

Basic Income Per Common Share	$0.08	$0.07

Diluted Income Per Common Share	$0.08	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	April 2,	April 3,
(in thousands)	2011	2010
Operating Activities:
Net income	$408	$360
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	675	661
Deferred income taxes	(18)	82
Gain on acquisition of business	—	(350)
Gain on sale of property, plant and equipment	(5)	—
Compensation expense pursuant to stock options	68	108
Provision for doubtful accounts receivable	—	31
Excess tax benefit from share-based compensation	(52)	—
Changes in working capital items	(2,228)	(2,271)

Net cash used in operating activities	(1,152)	(1,379)

Investing Activities:
Additions to property, plant and equipment	(772)	(394)
Proceeds from sales of property, plant and equipment	5	—

Net cash used in investing activities	(767)	(394)

Financing Activities:
Increase in lines of credit	2,612	1,900
Repayments of long-term debt	(513)	(470)
Proceeds from exercise of stock options	72	9
Excess tax benefit from share-based compensation	52	—

Net cash provided by financing activities	2,223	1,439

Increase (decrease) in cash	304	(334)

Cash at beginning of period	975	1,100

Cash at end of period	$1,279	$766

Supplemental Disclosure of Cash Flow Information:
Interest paid	$260	$226
Income taxes paid	10	39
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 2, 2011
(in thousands)
NOTE A — BASIS OF PRESENTATION
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 1, 2011.
Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has specifically identified certain inventory as obsolete or slow-moving and has provided a full reserve for these parts. As of April 2, 2011 and January 1, 2011, inventories consisted of the following (all amounts in thousands):

	April 2, 2011	January 1, 2011
Raw materials	$3,101	$2,624
Work-in-progress	17,662	16,163
Finished goods	1,281	1,468

	22,044	20,255

Less: reserve for
excess and obsolete	(36)	(36)

Inventories, net	$22,008	$20,219

Income per share: The number of shares used in the income per common share computations for the three month periods ended April 2, 2011 and April 3, 2010 are as follows:

	April 2,	April 3,
	2011	2010
Basic:
Weighted average common shares outstanding	4,911	4,842

Diluted:
Dilutive effect of stock options	82	116

Weighted average shares diluted	4,993	4,958

Options excluded since anti—dilutive	586	575

Comprehensive Income (Loss): Comprehensive income (loss) for the three month period ended April 2, 2011 and April 3, 2010 consisted of unrealized losses on established cash flow hedges. Any comprehensive income (loss) related to the Company’s defined benefit pension plan is recorded at the end of the year, since the valuation used in connection with determining the amount of the change in the Company’s unfunded pension liability is determined only at the end of the year.
Accounting Pronouncements Not Yet Adopted: The Company does not expect any accounting pronouncements not yet adopted to have a significant impact on the Company.
NOTE B — FINANCING ARRANGEMENTS
Notes payable and long-term debt consist of the following (all amounts in thousands):

	April 2, 2011	January 1, 2011
Lines of credit	$7,405	$4,793

Term notes	8,512	8,967

Mortgage loans	5,203	5,261

	21,120	19,021
Less — equipment line of credit	1,675	743
Less — revolving line of credit	5,730	4,050
Less — current portion of long-term debt	4,259	4,370

	$9,456	$9,858

The Company’s credit facility with TD Bank, N.A. includes a revolving line of credit, which provides for borrowing up to $10,500 ($8,000 after reserving $2,500 for the scheduled payment of a term note in full on May 27, 2011). Borrowing is further limited to an amount determined by a formula based on percentages of receivables and inventory. Although payable on demand, the revolving line of credit is reviewed annually by the bank and renewed at its discretion.
As of April 2, 2011, the Company had $5,730 outstanding on its revolving line of credit and $1,675 outstanding on its equipment line of credit and had $2,270 and $3,025, respectively, available for additional borrowings.

NOTE C — INTEREST RATE SWAPS
The Company has two pay-fixed, receive-variable interest rate swaps to reduce exposure to changes in interest rates on certain senior long-term notes payable. Both relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is considered to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in consolidated accumulated other comprehensive income. These changes in fair value must be reclassified in whole or in part from consolidated accumulated other comprehensive income into earnings if, and when, a comparison of the swaps and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. The Company expects these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship and therefore, it does not expect to reclassify any portion of any unrealized income from consolidated accumulated other comprehensive income to earnings during the hedge terms.
NOTE D — DEFINED BENEFIT PENSION PLAN
The following table sets forth the components of net periodic benefit cost (all amounts in thousands):

	For the quarter ended
	April 2,	April 3,
	2011	2010
Components of net periodic benefit cost:
Interest cost	$80	$79
Expected return on plan assets	(77)	(71)
Amortization of acturial loss	32	30

Net periodic pension expense	$35	$38

Company contributions paid to the plan for the three month periods ended April 2, 2011 and April 3, 2010, totaled $38 and $0, respectively.
NOTE E — INCOME TAXES
The provision for income taxes is as follows (all amounts in thousands):

	For the quarter ended
	April 2,	April 3,
	2011	2010
Current provision	$219	$82
Deferred	(18)	102

Total provision	$201	$184

The income tax provision for the three month period ended April 2, 2011 was calculated using an effective tax rate of 33%. The income tax provision for the three month period ended April 3, 2010, was calculated using an effective rate of 34%.
NOTE F — SUBSEQUENT EVENT
(all amounts in thousands)
The Company announced on April 27, 2011, that it had signed a multi-year agreement to supply additional engine parts to a leading European engine manufacturer, for use on a commercial airliner program. The agreement has a five-year term and is valued at approximately $42,000 over that period. The addition of this contract has resulted in total sales backlog of approximately $171,000 at April 28, 2011.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)
Sales.
The Company’s sales increased $2,412 or 13.6% for the three month period ended April 2, 2011, as compared to the three month period ended April 3, 2010. Sales increases by product line for the three month period ended April 2, 2011 compared to the three month period ended April 3, 2010 were as follows:

	For the quarter ended
	April 2,	April 3,
Product Line	2011	2010	Change
EDAC Aero	$13,716	$12,554	$1,162
Apex Machine Tool	4,673	3,987	686
EDAC Machinery	1,810	1,246	564

Total	$20,199	$17,787	$2,412

Sales for the EDAC Aero product line increased $1,162 or 9.3%, for the three month period ended April 2, 2011, as compared to the three month period ended April 3, 2010. The increase was due to the shipment of parts for applications on new programs such as rotor aircraft and the geared turbofan engine.
Sales for the Apex Machine Tool product line increased $686, or 17.2% for the three month period ended April 2, 2011, as compared to the three month period ended April 3, 2010, due to new customers and increased business with current customers.
Sales for the EDAC Machinery product line increased $564, or 45.3% for the three month period ended April 2, 2011 as compared to the three month period ended April 3, 2010 due to increased orders for the SNI product line.
As of April 2, 2011, the Company’s total sales backlog was approximately $134,400 compared to $138,300, as of January 1, 2011. Backlog consists of accepted purchase orders and long-term contracts that are cancelable by the customer without penalty, except for payment of costs incurred. The Company presently expects to complete approximately $51,800 of its April 2, 2011 backlog during the remainder of the 2011 fiscal year. The remaining $82,600 of backlog is deliverable in fiscal year 2012 and beyond.
The Company announced on April 27, 2011, that it had signed a multi-year agreement to supply additional engine parts to a leading European engine manufacturer, for use on a commercial airliner program. The agreement has a five-year term and is valued at approximately $42,000 over that period. The addition of this contract has resulted in total sales backlog of approximately $171,000 on April 28, 2011.
Sales to the Company’s principal markets are as follows:

	For the quarter ended
	April 2,	April 3,
	2011	2010
Aerospace customers	$14,456	$13,597
Other	5,743	4,190

Total	$20,199	$17,787

Sales to aerospace customers increased $859, or 6.3%, for the three month period ended April 2, 2011, as compared to the three month period ended April 3, 2010, due primarily to increased shipments of jet engine parts to aerospace customers.
Sales to non-aerospace customers increased $1,553 or 37.1%, for the three month period ended April 2, 2011, as compared to the three month period ended April 3, 2010. The increase for the quarter was primarily due to increased sales in the EDAC Machinery product line and increased non-aerospace sales in the Apex product line.
Cost of Sales. Cost of sales as a percentage of sales decreased to 86.1% from 88.0% for the three month period ended April 2, 2011, compared to the three month period ended April 3, 2010. The decrease for the period was primarily due to the sales levels increasing in all product lines more significantly than manufacturing costs due to the fixed element or semi-variable element of certain manufacturing costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $215 or 12.4% for the three month period ended April 2, 2011, as compared to the three month period ended April 3, 2010, due to increased commission and professional expense.
Interest Expense. Interest expense increased approximately $34, or 15.0%, for the three month period ended April 2, 2011, compared to the three month period ended April 3, 2010. The increase was due to increased borrowing levels associated with increases in accounts receivable and inventories.
Other Income. Other income decreased approximately $355 or 98.6%, due to a gain in the three month period ended April 3, 2010 in the amount of $350 from the recognition of a deposit on an equipment purchase made by AERO prior to its acquisition by the Company. The Company was not originally aware of the deposit as of the May 27, 2009 acquisition date.
Income Taxes. The income tax provision for the three month period ended April 2, 2011, was calculated using an effective tax rate of 33%. The income tax provision for the three month period ended April 3, 2010, was calculated using an effective rate of 34%.
Liquidity and Capital Resources.
Cash Flow used in Operating Activities

	Three Months Ended
	April 2,	April 3,
	2011	2010
Net cash flows used in operating activities:	($1,152)	($1,379)
Impacting cash flow for the first three months of 2011 was cash used by working capital items in the amount of $2,228, which consisted primarily of increases in accounts receivable and inventories of $2,493 and $1,789, respectively, due to the increases in sales and backlog.
Impacting cash flow for the first three months of 2010 was cash used by working capital items in the amount of $2,271 and consisted primarily of increases in accounts receivable and inventory of $1,681 and $206, respectively.

Cash Flow used in Investing Activities

	Three Months Ended
	April 2,	April 3,
	2011	2010
Net cash flows used in investing activities:	($767)	($394)
Cash used in investing activities reflects expenditures for machinery and equipment to increase machining capacity. Total expected capital expenditures for the remainder of the current fiscal year are primarily for machinery and equipment of approximately $2.7 million.
Cash Flow from Financing Activities

	Three Months Ended
	April 2,	April 3,
	2011	2010
Net cash flows provided by financing activities:	$2,223	$1,439
During the three months ended April 2, 2011, payments of $513 against term debt were offset by borrowings on the revolving line of credit and the equipment line of credit of $1,680, and $932, respectively. For the three months ended April 3, 2010, payments of $470 against term debt were offset by borrowings on the line of credit of $1,900.
The Company’s credit facility with TD Bank, N.A. includes a revolving line of credit, which provides for borrowing up to $10,500 ($8,000 after reserving $2,500 for the scheduled payment of a term note in full on May 27, 2011). Borrowing is limited to an amount determined by a formula based on percentages of receivables and inventories. The revolving line of credit is reviewed annually by the bank and renewed at its discretion.
As of April 2, 2011, the Company had $5,730 outstanding on its revolving line of credit and $1,675 outstanding on its equipment line of credit and $2,270 and $3,025, respectively, available for additional borrowings.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management’s Discussion and Analysis and Note A to the Consolidated Financial Statements in the Company’s Annual Report, incorporated by reference in Form 10-K for the Company’s fiscal year 2010, describe the significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates.

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
Income Taxes — The Company recognizes deferred tax assets when, based upon available evidence, realization is more likely than not. The Company has no uncertain tax positions at April 2, 2011.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure and procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of April 2, 2011 and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting
No changes in the Company’s internal control over financial reporting occurred during the three months ended April 2, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
3.1*	EDAC’s Amended and Restated Articles of Incorporation.

3.2*	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation.

3.3*	EDAC’s Amended and Restated By-laws .

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION
April 28, 2011	By	/s/ Glenn L. Purple
Glenn L. Purple, Chief Financial
Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION
3.1	EDAC’s Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation. (2)

3.3	EDAC’s Amended and Restated By-laws. (3)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2)	Exhibit incorporated by reference to the Company’s Report on Form 10-Q dated July 30, 2008.

(3)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

*	Filed herewith.