Form 10-Q
period 2011-07-02
EDAC TECHNOLOGIES CORP
filed 2011-07-28
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐                                                                                  Accelerated filer ☐
Non-accelerated filer ☐                                                                                    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

On July 27, 2011 there were outstanding 4,944,800 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 2, 2011 and January 1, 2011

	July 2,	January 1,
	2011	2011
(in thousands)	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$1,247	$975
Accounts receivable (net of allowance for doubtful accounts of $219 as of July 2, 2011 and $121 as of January 1, 2011)	17,820	14,955
Inventories, net	21,526	20,219
Prepaid expenses and other current assets	411	184
Refundable income taxes	80	80
Deferred income taxes	1,613	1,613
Total current assets	42,697	38,026

PROPERTY, PLANT AND EQUIPMENT, at cost	53,818	51,818
Less: accumulated depreciation	29,939	28,595
	23,879	23,223

OTHER ASSETS	131	155

TOTAL ASSETS	$66,707	$61,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

 EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 2, 2011 and January 1, 2011

	July 2,	January 1,
	2011	2011
(in thousands)	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Lines of credit	$5,722	$4,793
Current portion of long-term debt	2,628	4,370
Trade accounts payable	8,049	7,336
Employee compensation and amounts withheld	1,785	1,212
Accrued expenses	2,226	2,136
Customer advances	648	857
Total current liabilities	21,058	20,704

LONG-TERM DEBT, less current portion	13,244	9,858

PENSION LIABILITIES	1,526	1,526

DEFERRED INCOME TAXES	4,437	4,473

SHAREHOLDERS' EQUITY:
Common stock, par value $.0025 per share; issued and outstanding: 4,924,469 on July 2, 2011 and 4,869,469 on January 1, 2011	12	12
Additional paid-in capital	11,897	11,690
Retained earnings	17,015	15,630
	28,924	27,332
Less: accumulated other comprehensive loss	2,482	2,489
Total shareholders' equity	26,442	24,843

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$66,707	$61,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three and six months ended July 2, 2011 and July 3, 2010

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
(in thousands except per share amounts)	2011	2010	2011	2010

Sales	$21,880	$18,841	$42,079	$36,628

Cost of Sales	18,249	16,583	35,639	32,229

Gross Profit	3,631	2,258	6,440	4,399

Selling, General and Administrative Expenses	1,903	1,529	3,848	3,260

Income from Operations	1,728	729	2,592	1,139

Non-Operating Income (Expense):
Interest Expense	(273)	(226)	(533)	(452)
Other	3	-	8	360

Income before Provision For Income Taxes	1,458	503	2,067	1,047

Provision for Income Taxes	481	158	682	343

Net Income	$977	$345	$1,385	$704

Income per share data (Note A):

Basic Income Per Common Share	$0.20	$0.07	$0.28	$0.15
Diluted Income Per Common Share	$0.19	$0.07	$0.27	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended July 2, 2011 and July 3, 2010

	For the six months ended
	July 2,	July 3,
(in thousands)	2011	2010

Operating Activities:
Net income	$1,385	$704
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,394	1,329
Deferred income taxes	(36)	8
Gain on acquisition of business	-	(350)
Gain on sale of property, plant and equipment	(5)	-
Compensation expense pursuant to stock options	135	216
Excess tax benefit from share-based compensation	(52)	(42)
Changes in working capital items	(3,225)	(3,451)

Net cash used in operating activities	(404)	(1,586)

Investing Activities:
Additions to property, plant and equipment	(2,026)	(783)
Acquisition of business	-	(300)
Proceeds from sales of property, plant and equipment	5	-

Net cash used in investing activities	(2,021)	(1,083)

Financing Activities:
Increase in lines of credit (Note B)	6,060	859
Repayments of long-term debt (Note B)	(3,487)	(948)
Issuance of long-term debt	-	2,243
Proceeds from exercise of stock options	72	34
Excess tax benefit from share-based compensation	52	42

Net cash provided by financing activities	2,697	2,230

Increase/(decrease) in cash	272	(439)

Cash at beginning of period	975	1,100

Cash at end of period	$1,247	$661

Supplemental Disclosure of Cash Flow Information:
Interest paid	$533	$452
Income taxes paid	186	225

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 2, 2011
(in thousands)

NOTE A - BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended July 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 1, 2011.

Inventories:  Inventories are stated at the lower of cost (first-in, first-out method) or market.  The Company has specifically identified certain inventory as obsolete or slow-moving and has provided a full reserve for these parts.  As of July 2, 2011 and January 1, 2011, inventories consisted of the following (all amounts in thousands):

	July 2, 2011	January 1, 2011

Raw materials	$2,670	$2,624
Work-in-progress	17,750	16,163
Finished goods	1,142	1,468
	21,562	20,255
Less: reserve for excess and obsolete	(36)	(36
Inventories, net	$21,526	$20,219

Income per share:  The number of shares used in the income per common share computations for the three and six month periods ended July 2, 2011 and July 3, 2010 are as follows:

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Basic:
Weighted average common shares outstanding	4,924	4,857	4,917	4,850
Diluted:
Dilutive effect of stock options	153	245	124	179
Weighted average shares diluted	5,077	5,102	5,041	5,029
Options excluded since anti-dilutive	197	179	246	179

Comprehensive Income (Loss):  Comprehensive income (loss) for the six month periods ended July 2, 2011 and July 3, 2010 consisted of unrealized losses on established cash flow hedges.  Any comprehensive income (loss) related to the Company’s defined benefit pension plan is recorded at the end of the year, since the valuation used in connection with determining the amount of the change in the Company’s unfunded pension liability is determined only at the end of the year.

Accounting Pronouncements Not Yet Adopted:  The Company does not expect any accounting pronouncements not yet adopted to have a significant impact on the Company.

NOTE B -- FINANCING ARRANGEMENTS

Subsequent Event - On July 27, 2011, the Company’s revolving and equipment lines of credit with TD Bank N.A. were amended to provide for borrowings on the revolving line of credit up to $12,000 (an increase of $1,500) and up to $4,700 on its equipment line of credit for eligible equipment purchases during the period July 28, 2011 through July 31, 2012.  Amounts advanced on the amended equipment line of credit will convert to a term note on July 31, 2012, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then Federal Home Loan Bank of Boston 5 year Current Classic Advance Rate for Fixed Rate Advances plus 3%.  As of July 27, 2011, advances on the equipment line of credit in the amount of $2,603, along with $2,528 advanced on the revolving line of credit were converted to a $5,131 term note due in 60 monthly installments of $96 including interest at 4.52%.  The classification of long-term debt and lines of credit have been determined in the accompanying July 2, 2011 condensed consolidated balance sheet and in the following table after consideration of the amended credit agreements.

Notes payable and long-term debt, after consideration of the aforementioned amendment and conversion, consist of the following (all amounts in thousands):

	July 2, 2011	January 1, 2011
Lines of credit	$5,722	$4,793

Term notes	10,729	8,967

Mortgage loans	5,143	5,261
	21,594	19,021
Less - equipment line of credit	-	743
Less - revolving line of credit	5,722	4,050
Less - current portion of long-term debt	2,628	4,370
	$13,244	$9,858

The Company’s revolving line of credit with TD Bank, N.A. as amended on July 27, 2011, provides for borrowing up to $12,000 and is further limited to an amount determined by a formula based on percentages of receivables and inventory.  Although payable on demand, the revolving line of credit is reviewed annually by the bank in July and renewed at its discretion.

As of July 27, 2011, the Company had $5,722 outstanding on its revolving line of credit and $0 outstanding on its equipment line of credit and had $5,861 and $4,700, respectively, available for additional borrowings.

NOTE C – INTEREST RATE SWAPS

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

NOTE D – DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic benefit cost (all amounts in thousands):

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Interest cost	$80	$79	$160	$158
Expected return on plan assets	(77)	(71)	(154)	(142)
Amortization of actuarial loss	31	30	63	60
Net periodic pension expense	$34	$38	$69	$76

Company contributions paid to the plan for the three and six month periods ended July 2, 2011 totaled $38 and $76, respectively.

The Company contributed $20 to the plan during the three and six month periods ended July 3, 2010.

NOTE E – INCOME TAXES

The provision for (benefit from) income taxes is as follows (all amounts in thousands):

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Current	$499	$195	$718	$277
Deferred	(18)	(37)	(36)	66
Total	$481	$158	$682	$343

The income tax provisions for the three and six month periods ended July 2, 2011 were calculated using an effective tax rate of 33%.  The income tax provisions for the three and six month periods ended July 3, 2010, were calculated using effective rates of 31% and 33%, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)

Sales.

The Company’s sales increased $3,039 or 16.1% and $5,451 or 14.9%, for the three and six month periods ended July 2, 2011, respectively, as compared to the three and six month periods ended July 3, 2010.   Sales increases by product line for the three and six month periods ended July 2, 2011 compared to the three and six month periods ended July 3, 2010 were as follows (in thousands):

	For the three months ended
	July 2,	July 3,
Product Line	2011	2010	Change

EDAC Aero	$14,264	$12,584	$1,680
Apex Machine Tool	5,324	4,843	481
EDAC Machinery	2,292	1,414	878

Total	$21,880	$18,841	$3,039

	For the six months ended
	July 2,	July 3,
Product Line	2011	2010	Change

EDAC Aero	$27,980	$25,138	$2,842
Apex Machine Tool	9,997	8,830	1,167
EDAC Machinery	4,102	2,660	1,442

Total	$42,079	$36,628	$5,451

Sales for the EDAC Aero product line increased $1,680 or 13.4%, and $2,842, or 11.3% for the three and six month periods ended July 2, 2011, respectively, as compared to the three and six month periods ended July 3, 2010.  The increase was due to the shipment of parts for applications on new programs such as rotor aircraft and the geared turbofan engine as well as increased shipments of fan cases and stators.  EDAC Aero’s sales backlog was approximately $157,200 at July 2, 2011.

Sales for the Apex Machine Tool product line increased $481, or 9.9% and $1,167, or 13.2% for the three and six month periods ended July 2, 2011, respectively, as compared to the three and six month periods ended July 3, 2010, due to increased demand for fixture, tooling and mold products due to the economic recovery as well as new customers and increased business with current customers.

Sales for the EDAC Machinery product line increased $878, or 62.1%, and $1,442, or 54.2% for the three and six month periods ended July 2, 2011, as compared to the three and six month periods ended July 3, 2010 due to increased shipments of spindle and precision grinder products to aerospace and automotive customers due to the economic recovery, as well as the Company’s successful efforts to revitalize the acquired SNI and Accura Technics businesses.

As of July 2, 2011, the Company’s total sales backlog was approximately $168,000 compared to $138,300, as of January 1, 2011.  Backlog consists of accepted purchase orders and long-term contracts that are cancelable by the customer without penalty, except for payment of costs incurred.  The Company presently expects to complete approximately $36,700 of its July 2, 2011 backlog during the remainder of the 2011 fiscal year.  The remaining $131,300 of backlog is deliverable in fiscal year 2012 and beyond.

The increase in backlog is due to the previously announced receipt of a multi-year agreement to supply additional engine parts to a leading European engine manufacturer, for use on a commercial airliner program.  The agreement has a five-year term and is valued at approximately $42,000 over that period.

Sales to the Company’s principal markets are as follows:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Aerospace customers	$16,825	$14,946	$31,281	$28,543
Other	5,055	3,895	10,798	8,085
Total	$21,880	$18,841	$42,079	$36,628

Sales to aerospace customers increased $1,879, or 12.6%, and $2,738, or 9.6%, respectively, for the three and six month periods ended July 2, 2011, as compared to the three and six month periods ended July 3, 2010, due primarily to increased shipments of jet engine parts to aerospace customers.

Sales to non-aerospace customers increased $1,160 or 29.8%, and $2,713 or 33.6%, respectively, for the three and six month periods ended July 2, 2011, as compared to the three and six month periods ended July 3, 2010. The increase for the quarter was primarily due to increased sales in the EDAC Machinery product line and increased non-aerospace sales in the Apex product line.

Cost of Sales.  Cost of sales as a percentage of sales decreased to 84.7% from 88.0% for the six month period ended July 2, 2011, compared to the six month period ended July 3, 2010.  The decrease for the period was primarily due to increasing manufacturing efficiencies and to the sales levels increasing in all product lines more significantly than manufacturing costs due to the fixed element or semi-variable element of certain manufacturing costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased approximately $374, or 24.5%, and $588, or 18.0%, respectively, for the three and six month periods ended July 2, 2011, compared to the three and six month periods ended July 3, 2010, due to increased commission and compensation expense.

Interest Expense.  Interest expense increased approximately $47, or 20.8%, and $81, or 17.9%, respectively, for the three and six month periods ended July 2, 2011, compared to the three and six month periods ended July 3, 2010.  The increase was due to increased borrowing levels associated with increases in accounts receivable and inventories.

Other Income.  Other income decreased approximately $352 or 97.8%, due to a gain in the six month period ended July 3, 2010 in the amount of $360 from the recognition of a deposit on an equipment purchase made by AERO prior to its acquisition by the Company.

Income Taxes.  The income tax provisions for the three and six month periods ended July 2, 2011, were calculated using an effective tax rate of 33%.  The income tax provisions for the three and six month periods ended July 3, 2010, were calculated using effective rates of 31% and 33%, respectively.

Liquidity and Capital Resources.

Cash Flow used in Operating Activities

	Six Months Ended
	July 2,	July 3,
	2011	2010

Net cash flows used in operating activities:	$(404)	$(1,586)

Impacting cash flow for the first six months of 2011 was cash used by working capital items in the amount of $3,225, which consisted primarily of increases in accounts receivable and inventories of $2,865 and $1,307, respectively, due to the increases in sales and backlog.

Impacting cash flow for the first six months of 2010 was cash used by working capital items in the amount of $3,451 and consisted primarily of increases in accounts receivable and inventory of $2,796 and $1,061, respectively.

Cash Flow used in Investing Activities

	Six Months Ended
	July 2,	July 3,
	2011	2010

Net cash flows used in investing activities:	$2,021	$1,083

Cash used in investing activities reflects expenditures for machinery and equipment to increase machining capacity. Total expected capital expenditures for the remainder of the current fiscal year are primarily for machinery and equipment of approximately $1,400.

Cash Flow from Financing Activities

	Six Months Ended
	July 2,	July 3,
	2011	2010

Net cash flows provided by financing activities:	$2,697	$2,230

During the six months ended July 2, 2011, payments of $3,487 (including $2,500 for full payment of a term note due on May 27, 2011) against term debt were offset by borrowings on the revolving line of credit and the equipment line of credit of $4,200 and $1,860, respectively. For the six months ended July 2, 2010, payments of $948 against term debt were offset by borrowings on the revolving line of credit of $859 and the issuance of long-term debt in the amount of $2,243.

On July 27, 2011, the Company’s revolving and equipment lines of credit with TD Bank N.A. were amended to provide for borrowings on the revolving line of credit up to $12,000 (an increase of $1,500) and up to $4,700 on its equipment line of credit for eligible equipment purchases during the period July 28, 2011 through July 31, 2012.  As of July 27, 2011, advances on the equipment line of credit in the amount of $2,603, along with $2,528 advanced on the revolving line of credit were converted to a $5,131 term note.  The classification of long-term debt and lines of credit have been determined in the accompanying July 2, 2011 condensed consolidated balance sheet after consideration of the amended credit agreements.

The Company’s revolving line of credit with TD Bank, N.A. as amended on July 27, 2011, provides for borrowing up to $12,000 and is further limited to an amount determined by a formula based on percentages of receivables and inventory.  Although payable on demand, the revolving line of credit is reviewed annually by the bank in July and renewed at its discretion.

As of July 27, 2011, the Company had $5,722 outstanding on its revolving line of credit and $0 outstanding on its equipment line of credit and had $5,861 and $4,700, respectively, available for additional borrowings.

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

Share-based compensation - Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

Income Taxes – The Company recognizes deferred tax assets when, based upon available evidence, realization is more likely than not.  The Company has no uncertain tax positions at July 2, 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure and procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of July 2, 2011  and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the six months ended July 2, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Due to the recent death of Ross C. Towne, a director of the Company, on July 26, 2011 the Board decided to reduce the number of directorships from seven to six, and not fill in the vacancy caused by Mr. Towne’s death.

ITEM 6.  EXHIBITS

3.1*	EDAC’s Amended and Restated Articles of Incorporation.

3.2*	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation.

3.3*	EDAC’s Amended and Restated By-laws	.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION

Date: July 28, 2011	By:	/s/ Glenn L. Purple
Glenn L. Purple
Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1	EDAC’s Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation. (2)

3.3	EDAC’s Amended and Restated By-laws (3)	.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)  Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2)  Exhibit incorporated by reference to the Company’s Report on Form 10-Q dated July 30, 2008.

(3)  Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

*  Filed herewith.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.