Form 10-Q
period 2011-10-01
EDAC TECHNOLOGIES CORP
filed 2011-10-27
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☐           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

On October 26, 2011 there were outstanding 5,031,766 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of October 1, 2011 and January 1, 2011
(in thousands)

	October 1, 2011 (Unaudited)	January 1, 2011 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$1,680	$975
Accounts receivable (net of allowance for for doubtful accounts of $239 as of October 1, 2011 and $121 as of January 1, 2011)	17,064	14,955
Inventories, net	20,864	20,219

Prepaid expenses and other current assets	417	184
Refundable income taxes	2	80
Deferred income taxes	1,613	1,613
Total current assets	41,640	38,026

PROPERTY, PLANT AND EQUIPMENT, at cost	53,990	51,818
Less: accumulated depreciation	30,676	28,595
	23,314	23,223

OTHER ASSETS	128	155

TOTAL ASSETS	$65,082	$61,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

 EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
As of October 1, 2011 and January 1, 2011
(in thousands except share amounts)

	October 1, 2011	January 1, 2011
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Lines of credit	$3,263	$4,793
Current portion of long-term debt	2,518	4,370
Trade accounts payable	7,114	7,336
Employee compensation and amounts withheld	2,798	1,212
Accrued expenses	2,306	2,136
Customer advances	660	857
Total current liabilities	18,659	20,704

LONG-TERM DEBT, less current portion	12,728	9,858

PENSION LIABILITIES	1,526	1,526

DEFERRED INCOME TAXES	4,419	4,473

SHAREHOLDERS' EQUITY:
Common stock, par value $.0025 per share; issued and outstanding: 5,021,766 on October 1, 2011 and 4,869,469 on January 1, 2011	12	12
Additional paid-in capital	12,211	11,690
Retained earnings	18,027	15,630
	30,250	27,332
Less: accumulated other comprehensive loss	2,500	2,489
Total shareholders' equity	27,750	24,843

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$65,082	$61,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended October 1, 2011 and October 2, 2010
(in thousands except per share amounts)

	For the three months ended		For the nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Sales	$21,841	$18,528	$63,920	$55,156

Cost of Sales	17,964	16,760	53,603	48,989

Gross Profit	3,877	1,768	10,317	6,167

Selling, General and Administrative Expenses	2,116	1,393	5,964	4,653

Income from Operations	1,761	375	4,353	1,514

Non-Operating Income (Expense):
Interest Expense	(252)	(259)	(785)	(711)
Other	-	2	8	362

Income before Provision For Income Taxes	1,509	118	3,576	1,165

Provision for Income Taxes	497	34	1,179	377

Net Income	$1,012	$84	$2,397	$788

Income per share data (Note A):

Basic Income Per Common Share	$0.20	$0.02	$0.49	$0.16
Diluted Income Per Common Share	$0.19	$0.02	$0.46	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended October 1, 2011 and October 2, 2010
(in thousands)

	For the nine months ended
	October 1, 2011	October 2, 2010
Operating Activities:
Net income	$2,397	$788
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,147	2,008
Deferred income taxes	(54)	(52)
Gain on acquisition of business	-	(350)
Gain on sale of property, plant and equipment	(8)	-
Compensation expense pursuant to stock options	255	324
Excess tax benefit from share-based compensation	(95)	(42)
Changes in working capital items	(1,584)	(4,557)

Net cash provided by (used in) operating activities	3,058	(1,881)

Investing Activities:
Additions to property, plant and equipment	(2,202)	(1,241)
Acquisition of business	-	(300)
Proceeds from sales of property, plant and equipment	8	-

Net cash used in investing activities	(2,194)	(1,541)

Financing Activities:
(Decrease) increase in lines of credit	(1,530)	2,509
Repayments of long-term debt	(4,113)	(1,455)
Issuance of long-term debt	5,131	2,243
Deferred financing costs	(8)	-
Proceeds from exercise of stock options	266	34
Excess tax benefit from share-based compensation	95	42

Net cash (used in) provided by financing activities	(159)	3,373

Increase/(decrease) in cash	705	(49)

Cash at beginning of period	975	1,100

Cash at end of period	$1,680	$1,051

Supplemental Disclosure of Cash Flow Information:
Interest paid	$785	$711
Income taxes paid	405	600

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 1, 2011
(in thousands)

NOTE A - BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended October 1, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 1, 2011.

Inventories:  Inventories are stated at the lower of cost (first-in, first-out method) or market.  The Company has specifically identified certain inventory as obsolete or slow-moving and has provided a full reserve for these parts.  As of October 1, 2011 and January 1, 2011, inventories consisted of the following (all amounts in thousands):

	October 1, 2011	January 1, 2011

Raw materials	$2,477	$2,624
Work-in-progress	16,815	16,163
Finished goods	1,608	1,468
	20,900	20,255
Less: reserve for
excess and obsolete	(36)	(36)
Inventories, net	$20,864	$20,219

Income per share:  The number of shares used in the income per common share computations for the three and nine month periods ended October 1, 2011 and October 2, 2010 are as follows:

	For the three months ended		For the nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Basic:
Weighted average common shares outstanding	4,968	4,869	4,936	4,856
Diluted:
Dilutive effect of stock options	335	186	233	176
Weighted average shares diluted	5,303	5,055	5,169	5,032
Options excluded sinceanti-dilutive	179	182	241	182

Comprehensive Income (Loss):  Comprehensive income (loss) for the nine month periods ended October 1, 2011 and October 2, 2010 consisted of unrealized losses on established cash flow hedges.  Any comprehensive income (loss) related to the Company’s defined benefit pension plan is recorded at the end of the year, since the valuation used in connection with determining the amount of the change in the Company’s unfunded pension liability is determined only at the end of the year.

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

Notes payable and long-term debt consist of the following (all amounts in thousands):

	October 1, 2011	January 1, 2011
Lines of credit	$3,263	$4,793

Term notes	10,163	8,967

Mortgage loans	5,083	5,261
	18,509	19,021
Less - equipment line of credit	44	743
Less - revolving line of credit	3,219	4,050
Less - current portion of long-term debt	2,518	4,370
	$12,728	$9,858

The Company’s revolving line of credit with TD Bank, N.A. provides for borrowing up to $12,000 and is further limited to an amount determined by a formula based on percentages of receivables and inventory.  Although payable on demand, the revolving line of credit is reviewed annually by the bank in July and renewed at its discretion.

As of October 1, 2011, the Company had $3,219 outstanding on its revolving line of credit and $44 outstanding on its equipment line of credit and had $8,586 and $4,656, respectively, available for additional borrowings.

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

NOTE D – DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic benefit cost (all amounts in thousands):

	For the three months ended		For the nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Components of net periodic benefit cost:
Interest cost	$80	$79	$240	$237
Expected return on plan assets	(77)	(71)	(231)	(213)
Amortization of acturial loss	32	30	95	90
Net periodic pension expense	$35	$38	$104	$114

Company contributions paid to the plan for the three and nine month periods ended October 1, 2011 totaled $38 and $115, respectively.

The Company contributed $20 to the plan during the three and nine month periods ended October 2, 2010.

NOTE E – INCOME TAXES

The provision for (benefit from) income taxes is as follows (all amounts in thousands):

	For the three months ended		For the nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Current	$515	$65	$1,233	$342
Deferred	(18)	(31)	(54)	35
Total	$497	$34	$1,179	$377

The income tax provisions for the three and nine month periods ended October 1, 2011 were calculated using an effective tax rate of 33%.  The income tax provisions for the three and nine month periods ended October 2, 2010, were calculated using effective rates of 28.8% and 32.4%, respectively.

On September 12, 2011, the Internal Revenue Service completed its examination of the Company’s 2009 tax return, making no change in the Company’s reported tax.  The Company’s subsequent year’s tax return is subject to examination by federal taxing authorities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)

Sales

The Company’s sales increased $3,313 or 17.9% and $8,764 or 15.9%, for the three and nine month periods ended October 1, 2011, respectively, as compared to the three and nine month periods ended October 2, 2010.   Sales increases by product line for the three and nine month periods ended October 1, 2011 compared to the three and nine month periods ended October 2, 2010 were as follows (in thousands):

	For the three months ended
Product Line	October 1, 2011	October 2, 2010	Change

EDAC Aero	$14,761	$13,362	$1,399
Apex Machine Tool	4,988	3,947	1,041
EDAC Machinery	2,092	1,219	873

Total	$21,841	$18,528	$3,313

	For the nine months ended
Product Line	October 1, 2011	October 2, 2010	Change

EDAC Aero	$42,741	$38,500	$4,241
Apex Machine Tool	14,985	12,777	2,208
EDAC Machinery	6,194	3,879	2,315

Total	$63,920	$55,156	$8,764

Sales for the EDAC Aero product line increased $1,399 or 10.5%, and $4,241, or 11.0% for the three and nine month periods ended October 1, 2011, respectively, as compared to the three and nine month periods ended October 2, 2010.  The increase was due to the shipment of parts for applications on new programs such as rotor aircraft and the geared turbofan engine as well as increased shipments of fan cases and stators.  EDAC Aero’s sales backlog was approximately $204,500 at October 1, 2011.

Sales for the Apex Machine Tool product line increased $1,041, or 26.4% and $2,208, or 17.3% for the three and nine month periods ended October 1, 2011, respectively, as compared to the three and nine month periods ended October 2, 2010, due to initial shipments for a ground-based turbine retrofit program, as well as new customers and increased business with current customers.

Sales for the EDAC Machinery product line increased $873, or 71.6%, and $2,315, or 59.7% for the three and nine month periods ended October 1, 2011, as compared to the three and nine month periods ended October 2, 2010 due to increased shipments of spindle and precision grinder products, as well as the Company’s successful efforts to revitalize the acquired SNI and Accura Technics businesses.

As of October 1, 2011, the Company’s total sales backlog was approximately $213,500 compared to $138,300, as of January 1, 2011.  Backlog consists of accepted purchase orders and long-term contracts that are cancelable by the customer without penalty, except for payment of costs incurred.  The Company presently expects to complete approximately $20,400 of its October 1, 2011 backlog during the remainder of the 2011 fiscal year.  The remaining $193,100 of backlog is deliverable in fiscal year 2012 and beyond.

The increase in backlog is due to the previously announced receipts of multi-year agreements to supply additional engine parts to a leading European aircraft engine manufacturer, for use on its commercial airliner programs.  The two agreements have five-year terms and are valued at approximately $64,000 over that period.

Additionally, the increase in backlog is also due to the previously announced receipt of a multi-year agreement with a major U.S.-based aircraft engine maker for several components in support of the F-135 Joint Strike Fighter and for components on several of the manufacturer’s mature engine programs.  The agreement has a five-year term and is valued at approximately $28,000 over that period.

Sales to the Company’s principal markets are as follows:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Aerospace customers	$15,497	$14,889	$46,778	$43,433
Other	6,344	3,639	17,142	11,723
Total	$21,841	$18,528	$63,920	$55,156

Sales to aerospace customers increased $608, or 4.1%, and $3,345, or 7.7%, respectively, for the three and nine month periods ended October 1, 2011, as compared to the three and nine month periods ended October 2, 2010, due primarily to increased shipments of jet engine parts to our aerospace customers.

Sales to non-aerospace customers increased $2,705 or 74.3%, and $5,419 or 46.3%, respectively, for the three and nine month periods ended October 1, 2011, as compared to the three and nine month periods ended October 2, 2010. The increases were primarily due to increased sales in the EDAC Machinery product line and increased non-aerospace sales in the Apex product line.

Cost of Sales.  Cost of sales as a percentage of sales decreased to 83.9% from 88.8% for the nine month period ended October 1, 2011, compared to the nine month period ended October 2, 2010.  The decrease for the period was primarily due to increasing manufacturing efficiencies and to the sales levels increasing in all product lines more significantly than manufacturing costs due to the fixed element or semi-variable element of certain manufacturing costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased approximately $723, or 51.9%, and $1,311, or 28.2%, respectively, for the three and nine month periods ended October 1, 2011, compared to the three and nine month periods ended October 2, 2010, due to increased commissions and certain non-recurring expenses.

Interest Expense.  Interest expense decreased approximately $7, or 2.7%, and increased $74, or 10.4%, respectively, for the three and nine month periods ended October 1, 2011, compared to the three and nine month periods ended October 2, 2010.  The decrease was due to decreased borrowing levels in the 2011 third quarter compared to the 2010 third quarter.  The increase during the nine month period in 2011 was due to increased borrowing levels for the first two quarters associated with increases in accounts receivable and inventories.

Other Income.  Other income decreased approximately $354 or 97.8%, due to a gain in the nine month period ended October 2, 2010 in the amount of $350 from the recognition of a deposit on an equipment purchase made by AERO prior to its acquisition by the Company.

Income Taxes.  The income tax provisions for the three and nine month periods ended October 1, 2011, were calculated using an effective tax rate of 33%.  The income tax provisions for the three and nine month periods ended October 2, 2010, were calculated using effective rates of 28.8% and 32.4%, respectively.

Liquidity and Capital Resources.

	Nine months ended
	October 1,	October 2,
	2011	2010
Net cash flows provided by (used in) operating activities:	$3,058	$(1,881)

Impacting cash flow for the first nine months of 2011 was cash used by working capital items in the amount of $1,584, which consisted primarily of increases in accounts receivable and inventories of $2,109 and $645, partially offset by increases in accrued expenses and employee compensation. The increases in receivables and inventory were due to the increases in the Company’s sales and backlog.

Impacting cash flow for the first nine months of 2010 was cash used by working capital items in the amount of $4,557 and consisted primarily of increases in accounts receivable and inventory of $4,644 and $770, respectively.

	Nine months ended
	October 1,	October 2,
	2011	2010
Net cash flows provided by (used in) investing activities:	$(2,194)	$(1,541)

Cash used in investing activities reflects expenditures for machinery and equipment to increase machining capacity. Total expected capital expenditures for the remainder of the current fiscal year are primarily for machinery and equipment of approximately $300.

	Nine months ended
	October 1,	October 2,
	2011	2010
Net cash flows provided by (used in) financing activities:	$(159)	$3,373

During the nine months ended October 1, 2011, payments of $4,113 (including $2,500 for full payment of a term note due on May 27, 2011) against term debt.

As of July 27, 2011, advances on the equipment line of credit in the amount of $2,603, along with $2,528 advanced on the revolving line of credit were converted to a $5,131 term note.

As of October 1, 2011, the Company had $3,219 outstanding on its revolving line of credit and $44 outstanding on its equipment line of credit and had $8,586 and $4,656, respectively, available for additional borrowings.

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

Income Taxes – The Company recognizes deferred tax assets when, based upon available evidence, realization is more likely than not.  The Company has no uncertain tax positions at October 1, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure and procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of October 1, 2011  and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the nine months ended October 1, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EDAC TECHNOLOGIES CORPORATION

Date: October 27, 2011	By:	/s/ Glenn L. Purple
Glenn L. Purple
Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1	EDAC’s Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation. (2)

3.3	EDAC’s Amended and Restated By-laws. (3)	.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2)	Exhibit incorporated by reference to the Company’s Report on Form 10-Q dated July 30, 2008.

(3)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

*  Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.