Form 10-K
period 2011-12-31
EDAC TECHNOLOGIES CORP
filed 2012-03-08
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number  001-33507

EDAC Technologies Corporation
(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-1515599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1806 New Britain Avenue, Farmington, Connecticut        06032
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:  (860) 677-2603

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0025 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

As of July 2, 2011, the aggregate market value of the registrant’s Common Stock (based upon the $4.864 closing price on that date on the NASDAQ Capital Market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $19,543,795

As of March 8, 2012, there were 5,087,368 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Into Which Portions of
DOCUMENT	Document are Incorporated

Annual Report to Shareholders for the	Part II
fiscal year ended December 31, 2011

Proxy Statement relating to the	Part III
2012 Annual Meeting of Shareholders

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

PART I
Item 1.   Business.

General

The accompanying consolidated financial statements include EDAC Technologies Corporation (“We”, “Us”, “EDAC” or the “Company”) and its wholly-owned subsidiaries, Gros-Ite Industries and Apex Machine Tool Company, Inc.  EDAC was incorporated in Wisconsin in 1985.  We provide complete design, manufacture and service meeting the precision requirements of some of the most exacting customers in the world for tooling, fixtures, molds, jet engine components and machine spindles.  The Company and its subsidiaries operate as two business segments.

On May 27, 2009, the Company acquired substantially all of the assets and certain liabilities of MTU Aero Engines North America, Inc.’s Manufacturing Business Unit (“AENA”), which manufactures rotating components such as disks, rings and shafts for the aerospace industry. This business is hereinafter referred to as “AERO”.

On May 14, 2010, the Company acquired certain assets of Accura Technics, LLC (“Accura”).  The $300,000 purchase price of Accura has been allocated as follows: accounts receivable $19,000, inventories $118,000 and machinery and equipment $163,000.

Products

EDAC AERO produces low pressure turbine cases, hubs, rings, disks and other complex, close tolerance components for all major aircraft engine and ground turbine manufacturers. This product line specializes in turnings and 4 and 5 axis milling of difficult-to-machine alloys such as waspalloy, hastalloy, inconnel, titanium, high nickel alloys, aluminum and stainless steels. Its products also include rotating components, such as disks, rings and shafts.  Precision assembly services include assembly of jet engine sync rings, aircraft welding and riveting, post-assembly machining and sutton barrel finishing.  EDAC AERO also includes the business of Aero Engine Component Repair, which is engaged in precision machining for the maintenance and repair of selected components in the aircraft engine industry.  Geographic markets include the U.S., Canada, Mexico, Europe and Asia, although most of this product line’s sales come from the United States.

The Company serves industrial customers through its Apex Machine Tool and Machinery product lines.

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

EDAC Machinery designs, manufactures and repairs all types of precision rolling element bearing spindles including hydrostatic and other precision rotary devices.  Custom spindles are completely assembled in a Class 10,000 Clean Room and are built to suit any manufacturing application up to 100 horsepower and speeds in excess of 100,000 revolutions per minute.  Machinery’s repair service can recondition all brands of precision rolling element spindles, domestic or foreign. The Company also manufactures and services precision grinders as a part of its Machinery product line. The Machinery product line serves a variety of customers: machine tool manufacturers, special machine tool builders and integrators, industrial end-users, and powertrain machinery manufacturers and end-users.  Geographic markets include the U.S., Canada, Mexico, Europe and Asia, although sales come primarily from the United States.

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

Marketing and Competition

The Company developed its high skill level by serving the aerospace industry for over 50 years. For the fiscal year ended December 31, 2011, sales to United Technologies Corporation amounted to approximately 34% of our sales.  We provide a range of components, tooling, fixtures and design services for this aerospace company. Although we have expanded our commitment to serving the manufacturing needs of a broad base of industrial customers, the loss of this customer, or a significant decrease in the amount of business we do with this customer, could have a material adverse effect on our business.

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

Backlog

Our backlog as of December 31, 2011, was approximately $252,100,000 compared to $138,300,000 as of January 1, 2011.  The increase is primarily due to increased orders in all product lines.  Backlog consists of accepted purchase orders that are cancelable or may be rescheduled by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as four years. We presently expect to complete approximately $71,000,000 of our December 31, 2011 backlog during the 2012 fiscal year.

We maintain a website with the address www.edactechnologies.com.  We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Employees

As of March 1, 2012, we had approximately 390 employees.

Item 1A.  Risk factors.

Our business, operating results, financial condition and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results.

For a discussion of other matters which may affect our financial condition, results of operations or cash flows, see the further discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report.

We depend on revenues from a small number of significant customers. Any loss, cancellation, reduction or delay in purchases by these customers could harm our business.

Our largest customer accounted for 34% of our sales during fiscal 2011.  Our success will depend on our continued ability to develop and manage relationships with this and other significant customers. Some of our customers could in the future shift some or all of their purchases from us to our competitors, or to other sources, or bring such business in-house.  The loss of one or more of our largest customers, a significant reduction or delay in sales to one or more of these customers, an inability to successfully develop relationships with new customers, or future price concessions we could make to retain customers could significantly reduce our sales and profitability.

Our financial performance is dependent on the conditions of the aerospace industry.

Sales to our aerospace customers, which generated 79% of our total sales in 2011, are directly tied to the economic conditions in the commercial aviation and defense industries. The aviation industry is cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a wide variety of factors including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Also, since a significant portion of the backlog for commercial customers is scheduled for delivery beyond 2012, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled.  A reduction in capital spending in the aviation or defense industries could have a significant effect on the sales of our EDAC Aero and Apex Machine Tool product lines, which could have an adverse effect on our financial performance or results of operations.

Additionally, during a downturn in the cyclical aviation industry, there is substantial pressure on suppliers like us from original equipment manufacturers (“OEMs”) in the aerospace industry to reduce prices on new orders. We attempt to manage such downward pricing pressure, while trying to preserve our business relationships with our customers, by seeking to reduce our production costs through various measures, including purchasing raw materials and components at lower prices and implementing cost reduction strategies.  If we were unable to offset OEM price reductions, our profitability and cash flows could be adversely affected.

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

In the event that our management determines that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to regulatory scrutiny and a loss of confidence among our current and potential shareholders and customers in our financial reporting and disclosure, which could adversely affect our business.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Properties.

The following table describes the location and general character of our principal plants and other materially important physical properties.

	Square	Owned or	Principal
Address	Feet	Leased	Activity

1790 New Britain Ave.	47,000	Owned	Manufacturing
Farmington, CT. 06032		(1)	Design engineering services

1798 New Britain Ave.	20,800	Owned	Design and manufacture
Farmington, CT. 06032		(1)	of spindles

1806 New Britain Ave.	19,200	Owned	Manufacturing
Farmington, CT. 06032		(1)	Corporate offices

21 Spring Lane	44,000	Owned	Manufacturing
Farmington, CT. 06032		(1)	Warehouse

35 Holland Dr.	14,400	Owned	Repair
Newington, CT 06111

275 Richard Street	75,000	Owned	Manufacturing
Newington, CT 06111		(1)

36 Sword Street	18,300	Leased	Manufacturing
Auburn, MA 01501

(1) Property subject to mortgage securing certain corporate indebtedness.

Item 3.   Legal Proceedings.

We are not a party to any material pending legal proceedings.
PART II

Item 5.   Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.

Information in response to this item is incorporated herein by reference to "Market Information" on pages 4 through 5 of our 2011 Annual Report to Shareholders.  The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Form 10-K.

Item 6.   Selected Financial Data.

Information in response to this item is incorporated herein by reference to "Selected Financial Information" on page 6 of our 2011 Annual Report to Shareholders.

Item 7.   Management's Discussion and Analysis of Financial Condition
and Results of Operations.

Information in response to this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 12 of our 2011 Annual Report to Shareholders.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

Not required under Regulation S-K for “smaller reporting companies”

Item 8.   Financial Statements and Supplementary Data.

Information in response to this item is incorporated herein by reference to pages 13 through 34 of our 2011 Annual Report to Shareholders.

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures.
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on this evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including the Company’s Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.
There has been no change in the Company’s internal control over financial reporting during the Company’s fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting.
The management of EDAC is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has assessed the effectiveness of EDAC’s internal control over financial reporting as of December 31, 2011.  In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway

Commission in Internal Control-Internal Framework.  Management concluded that based on its assessment, EDAC maintained effective internal control over financial reporting as of December 31, 2011.

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

Item 9B.  Other Information.

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

 Information in response to this item is incorporated herein by reference to "Election of Directors" and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders (“EDAC’s 2012 Proxy Statement”), which will be filed within 120 days after the end of our fiscal year ended December 31, 2011.

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

Item 11.   Executive Compensation.

 Information in response to this item is incorporated herein by reference to "Executive Compensation" in EDAC’s 2012 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

 Information in response to this item is incorporated herein by reference to "Security Ownership" in EDAC’s 2012 Proxy Statement.

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2011.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	471,388(3)	$3.62	202,547(5)
Equity compensation plans not approved by security holders (2)	307,834(4)	$6.48	21,266(6)
Total	779,222	$4.75	223,813

(1)   Consists of the 2008 Equity Incentive Plan (the “2008 Plan”), and the 2011 Equity Incentive Plan (the “2011 Plan”), (together, the “Plans”).  The Plans provide for the grant of incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986, as amended, to employees and nonqualified stock options to employees and directors.  The Plans are administered by the Compensation Committee of the Company’s Board of Directors.  Options are generally granted for a term of five or ten years.  The exercise price of options granted under the Plans must not be less than the fair market value of the Company’s common stock on the date of grant.  The 2008 Plan and the 2011 Plan provide for the issuance of up to 500,000 and 250,000 shares of common stock, respectively, upon the exercise of options granted under such plans.

(2)  Consists of the following equity compensation plans: the 2000 Employee Stock Option Plan (the “2000 Plan”) and the 2000-B Employee Stock Option Plan (the “2000-B Plan”), (together, the “Plans”).  Each of the Plans provide for the grant of stock options to any director, officer or employee of the Company or any of its subsidiaries.  The 2000 Plan also provides for the grant of stock options to consultants of the Company and its subsidiaries.  Each of the Plans is administered by the Compensation Committee of the Company’s Board of Directors.  Options are generally granted for a term of five or ten years.  The exercise price of options granted under each of the Plans must not be less than the fair market value of the Company’s common stock on the date of grant.  The 2000 Plan and the 2000-B Plan each provide for the issuance of up to 300,000 and 500,000 shares of common stock, respectively, upon the exercise of options granted under such plans.

(3)	Consists of outstanding options to purchase 413,388 shares under the 2008 Plan and 58,000 shares under the 2011 Plan

(4)	Consists of outstanding options to purchase 110,167 shares under the 2000 Plan and 197,667 shares under the 2000-B Plan.

(5)	Consists of 35,547 shares issuable under the 2008 Plan and 167,000 shares issuable under the 2011 Plan.

(6)	Includes 20,500 shares issuable under the 2000 Plan and 766 shares issuable under the 2000-B Plan.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

           There are no related party transactions to report.  The information required by Item 13 with respect to Director Independence is incorporated herein by reference to “Board and Committee Meetings and Related Matters” in EDAC’s 2012 Proxy Statement.

Item 14.   Principal Accounting Fees and Services.

 Information in response to this item is incorporated herein by reference to "Fees of Independent Auditors" in EDAC’s 2012 Proxy Statement.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

    (a)    Documents filed as a part of this report:

1.  Financial Statements.
The financial statements required to be filed by Item 8 hereof have been incorporated by reference to our 2011 Annual Report to Shareholders and consist of the following:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of December 31, 2011 and January 1, 2011.

Consolidated Statements of Income—Fiscal Years
Ended December 31, 2011 and January 1, 2011.

Consolidated Statements of Cash Flows-Fiscal Years
Ended December 31, 2011 and January 1, 2011.

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(Loss)-Fiscal Years Ended December 31, 2011 and January 1, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
    EDAC Technologies Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of EDAC Technologies Corporation and subsidiaries (the “Company”) referred to in our report dated March 8, 2012, which is included in the Annual Report and incorporated by reference in Part II of this form. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statement schedule of the Company as of January 1, 2011 and for the year ended January 1, 2011 was audited by CCR LLP. We have since succeeded to the practice of such firm.

/s/ Grant Thornton LLP
Glastonbury, Connecticut
March 8, 2012

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
EDAC TECHNOLOGIES AND SUBSIDIARIES

COL. A	COL. B	COL.	C	COL. D		COL. E
		ADDITIONS
	Balance at Beginning	Charged to Costs	Charged to Other	Deductions		Balance at End
DESCRIPTION	of Year	and Expenses	Accounts-Describe	Describe		of Year

YEAR ENDED DECEMBER 31, 2011:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts receivable	$121,389	$169,571	$0	(1)	$7,126	$283,834

YEAR ENDED JANUARY 1, 2011:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts receivable	248,994	70,649	0	(1)	198,254	121,389

(1) Write-off of specific accounts receivable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION

By: /s/Dominick A. Pagano
Dominick A. Pagano
President and Chief Executive Officer

Date: March 8, 2012

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

Signatures	Title	Date

/s/ Dominick A. Pagano	President, Chief Executive	March 8, 2012
Dominick A. Pagano	Officer and Director
(Principal Executive Officer)

/s/ Glenn L. Purple	Chief Financial Officer, Vice	March 8, 2012
Glenn L. Purple	President-Finance and Secretary
(Principal Financial and Accounting Officer)

/s/ Lee K. Barba	Director	March 8, 2012
Lee K. Barba

/s/Joseph P. Lebel	Director	March 8, 2012
Joseph P. Lebel

/s/John A. Rolls	Director	March 8, 2012
John A. Rolls

/s/Christopher R. Sansone	Director	March 8, 2012
Christopher R. Sansone

/s/Daniel C. Tracy	Director, Chairman of the Board	March 8, 2012
Daniel C. Tracy

EXHIBIT INDEX

Exhibit		Sequential
Number		Page Number

2.1	Asset Purchase Agreement, dated May 18, 2009, by and between	(14)
	EDAC and MTU Aero Engines North America, Inc.

3.1	EDAC's Amended and Restated Articles of Incorporation	(1)

3.2	Articles of Amendment to EDAC's Amended and Restated	(13)
	Articles of Incorporation

3.3	EDAC’s Amended and Restated By-Laws	(4)

4.1	EDAC’s Amended and Restated Articles of Incorporation	(1)

4.2	Articles of Amendment to EDAC's Amended and Restated	(13)
	Articles of Incorporation

4.3	Sections of EDAC’s By-Laws	(4)

10.1	Gros-Ite division Pension Plan	(1)

10.2	EDAC Technologies Corporation 2000 Stock Option Plan	(2)

10.3	EDAC Technologies Corporation 2000-B Stock Option Plan	(2)

10.4	Loan Agreement dated February 5, 2001 by and between	(3)
	Farmington Savings Bank and EDAC.

10.5	Commercial Mortgage Note dated February 5, 2001 by	(3)
	and between Farmington Savings Bank and EDAC.

10.6	Open-End Mortgage Deed and Security Agreement dated	(3)
	February 5, 2001 by and between Farmington Savings Bank and EDAC.

10.7	Environmental Indemnification Agreement dated February 5,	(3)
	2001 by and between Farmington Savings Bank and EDAC.

10.8	Form of Agreements regarding Indemnification between	(5)
	EDAC and each of its directors and executive officers.

10.9	Note and Mortgage Modification Agreement by and between	(6)
	EDAC and Farmington Savings Bank dated October 15, 2003

10.10	Loan Agreement by and between EDAC, Apex and Banknorth	(7)
	N.A. dated March 5, 2004.

10.11	Term Note by and between EDAC, Apex and Banknorth N.A	(7)
	dated March 5, 2004.

10.12	Open-End Mortgage, Commercial Mortgage, Security	(7)
	Agreement and Assignment of Leases and Rents by and
	between Banknorth N.A and EDAC dated March 5, 2004.

10.13	Open-End Mortgage, Commercial Mortgage, Security	(7)
	Agreement and Assignment of Leases and Rents by and
	between Apex and Banknorth N.A dated March 5, 2004.

10.14	Hazardous Substance Certificate and Indemnification	(7)
	Agreement by and between EDAC, Apex and Banknorth N.A.
	dated March 5, 2004.

10.15	Commercial Security Agreement dated as of December	(8)
	28, 2005 by and among EDAC, Apex Machine Tool Company,
	Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.

10.16	Promissory Note dated as of April 4, 2006 by	(9)
	and among EDAC, Apex Machine Tool Company, Inc.,
	Gros-Ite Industries, Inc. and TD Banknorth, N.A.

10.17	Amended and Restated Employment Agreement dated as	(10)
	of February 12, 2007 between EDAC and Dominick Pagano

10.18	Employment Agreement dated as of February 12, 2007	(10)
	between EDAC and Glenn L. Purple

10.19	Change in Terms Agreement dated July 26, 2006,	(12)
	changing the Equipment Loan Note by and between
	EDAC and TD Banknorth, N.A.

10.20	Term Note dated as of October 27, 2006 by	(11)
	and among EDAC, Apex Machine Tool Company, Inc.,
	Gros-Ite Industries, Inc. and TD Banknorth, N.A.

10.21	Term Note dated as of July 18, 2007 by and among	(12)
	EDAC, Apex Machine Tool Company, Inc. Gros-Ite
	Industries, Inc. and TD Banknorth, N.A.

10.22	EDAC Technologies Corporation 2008 Equity Incentive Plan	(13)

10.23	Credit Agreement , dated as of May 27, 2009, by and among EDAC,	(14)
	Gros-Ite, Apex and TD Bank, N.A.

10.24	Security Agreement, dated as of May 27, 2009, by and between EDAC,	(14)
	Gros-Ite, Apex and TD Bank, N.A.

10.25	Term Note, dated as of May 27, 2009, by and among EDAC, Gros-Ite,	(14)
	Apex and TD Bank, N.A.

10.26	Revolving Credit Note, dated as of May 27, 2009, by and among	(14)
	by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.

10.27	Mortgage Note, dated as of May 27, 2009, by and among EDAC, Gros-Ite,	(14)
	Apex and TD Bank, N.A.

10.28	Open-End Mortgage Deed and Security Agreement, dated as of	(14)
	May 27, 2009, by and between EDAC and TD Bank N.A.

10.29	Environmental Indemnity Agreement, dated as of May 27, 2009, by and	(14)
	between EDAC, Gros-Ite, Apex and TD Bank, N.A.

10.30	Secured Promissory Note, dated as of May 27, 2009, by EDAC in	(14)
	favor of MTU Aero Engines North America, Inc.

10.31	Amended and Restated Employment Agreement dated as	(15)
	of January 14, 2010 between EDAC and Dominick Pagano

10.32	EDAC Technologies Corporation 2011 Equity Incentive Plan	(16)

10.33	Third Amendment to Credit Agreement and Modification of Mortgage,	(17)
	dated as of July 27, 2011, by and among EDAC, Gros-Ite, Apex and
	TD Bank, N.A.

10.34	Second Amended and Restated Revolving Credit Note as of July 27, 2011	(17)
	made by EDAC, Gros-Ite and Apex in favor of TD Bank, N.A.

10.35	Third Term Note, dated as of July 27, 2011, made by EDAC, Gros-Ite	(17)
	and Apex in favor of TD Bank, N.A.

10.36	Fixed Asset Note, dated July 27, 2011, made by EDAC, Gros-Ite and	(17)
	Apex in favor of TD Bank, N.A.

11	Earnings per share information has been incorporated by
	reference to EDAC’s 2011 Annual Report to Shareholders

13*	EDAC’s 2011 Annual Report to Shareholders

14	EDAC Technologies Corporation Code of Ethics	(6)

16	Change in Certifying Accountant	(18)

21*	Subsidiaries

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities
	Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to
Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

(11)	Exhibit incorporated by reference to the Company’s Annual
Report on Form 10-K for the year ended December 30, 2006.

(12)	Exhibit incorporated by reference to the Company’s Quarterly
Report on Form 10-Q dated September 29, 2007.

(13)	Exhibit incorporated by reference to the Company’s
registration statement on Form S-8 dated August 1, 2008.

(14)	Exhibit incorporated by reference to the Company’s Current
Report on Form 8-K dated May 27, 2009.

(15)	Exhibit incorporated by reference to the Company’s Current
Report on Form 8-K dated January 14, 2010.

(16)	Exhibit incorporated by reference to the Company’s
registration statement on Form S-8 dated July 22, 2011.

(17)	Exhibit incorporated by reference to the Company’s Current
Report on Form 8-K dated July 27, 2011.

(18)	Exhibit incorporated by reference to the Company’s Current
Report on Form 8-K dated November 30, 2011.

* Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of
1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.