Form 10-Q
period 2012-03-31
EDAC TECHNOLOGIES CORP
filed 2012-05-01
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number:  001-33507

EDAC Technologies Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	39-1515599
(State or other jurisdiction of	(I.R.S. employer
poration or organization)	Identification No.)

1806 New Britain Avenue, Farmington, CT   06032
(Address of principal executive offices)

(860) 677-2603
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting comply to pany” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐                                                                                   Accelerated filer ☐
Non-accelerated filer ☐                                                                                    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On April 30, 2012 there were outstanding 5,090,368 shares of the registrant’s Common Stock, $0.0025 par value per share.

PAGE
PART 1 FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
(in thousands)	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$1,816	$1,564
Accounts receivable (net of allowance for doubtful accounts of $311 as of March 31, 2012 and $284 as of December 31, 2011)	19,823	17,905
Inventories	22,873	20,235
Prepaid expenses and other current assets	428	230
Deferred income taxes	1,951	1,951
Total current assets	46,891	41,885

PROPERTY, PLANT AND EQUIPMENT, at cost	59,199	55,464
Less: accumulated depreciation	32,165	31,410
	27,034	24,054

OTHER ASSETS	102	114

TOTAL ASSETS	$74,027	$66,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

 EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
(in thousands)	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Lines of credit	$6,595	$2,023
Current portion of long-term debt	2,389	2,450
Trade accounts payable	10,968	8,449
Employee compensation and amountswithheld	2,242	2,449
Accrued expenses	2,260	1,754
Customer advances	431	708
Total current liabilities	24,885	17,833

LONG TERM LIABILITIES:
Long-term debt, less current portion	11,569	12,145
Pension liabilities, less current portion	1,941	2,469
Deferred income taxes	5,162	4,990
Total long-term liabilities	18,672	19,604
Total liabilities	43,557	37,437

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, par value $.0025 per share; issued and outstanding: 5,090,368 on March 31, 2012 and 5,041,367 on December 31, 2011	13	13
Additional paid-in capital	12,768	12,522
Retained earnings	20,435	19,180
	33,216	31,715
Less: accumulated other comprehensive loss	2,746	3,099
Total shareholders' equity	30,470	28,616

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$74,027	$66,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	March 31,	April 2,
(in thousands except per share amounts)	2012	2011

Sales	$24,030	$20,199

Cost of Sales	19,673	17,390

Gross Profit	4,357	2,809

Selling, General and Administrative Expenses	2,248	1,945

Income from Operations	2,109	864

Interest Expense	(208)	(255)

Income before Provision For Income Taxes	1,901	609

Provision for Income Taxes	646	201

Net Income	$1,255	$408

Comprehensive income	$1,608	$455

Net Income per share data (Note A):

Basic Income Per Common Share	$0.25	$0.08
Diluted Income Per Common Share	$0.23	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,	April 2,
(in thousands)	2012	2011

Operating Activities:
Net income	$1,255	$408
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	784	675
Deferred income taxes	(18)	(18)
Gain on sale of property, plant and equipment	(5)	(5)
Compensation expense pursuant to stock options	108	68
Provision for doubtful accounts receivable	27	-
Excess tax benefit from share-based compensation	(25)	(52)
Changes in working capital items	(2,226)	(2,228)

Net cash used in operating activities	(100)	(1,152)

Investing Activities:
Additions to property, plant and equipment	(3,758)	(772)
Proceeds from sales of property, plant and equipment	11	5

Net cash used in investing activities	(3,747)	(767)

Financing Activities:
Increase in lines of credit	4,573	2,612
Repayments of long-term debt	(637)	(513)
Proceeds from exercise of stock options	138	72
Excess tax benefit from share-based compensation	25	52

Net cash provided by financing activities	4,099	2,223

Increase in cash	252	304

Cash at beginning of period	1,564	975

Cash at end of period	$1,816	$1,279

Supplemental Disclosure of Cash Flow Information:
Interest paid	$213	$260
Income taxes paid	424	10

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012
(in thousands except for option amounts)

NOTE A - BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“US GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 29, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission for the fiscal year ended December 31, 2011.

Inventories:  Inventories are stated at the lower of cost (first-in, first-out method) or market.  Provisions for slow moving and obsolete inventory are provided based on historical experience and product demand.  As of March 31, 2012 and December 31, 2011, inventories consisted of the following (all amounts in thousands):

	Mar. 31, 2012	Dec. 31, 2011

Raw materials	$3,185	$2,865
Work-in-progress	18,026	15,185
Finished goods	1,662	2,185
Inventories	$22,873	$20,235

Income per share:  The number of shares used in the income per common share computations for the three month periods ended March 31, 2012 and April 2, 2011 are as follows:

	March 31,	April 2,
Basic:	2012	2011
Weighted average common shares outstanding	5,069	4,911

Diluted:
Dilutive effect of stock options	443	82
Weighted average shares diluted	5,512	4,993
Options excluded since anti–dilutive	2	586

Comprehensive Income (Loss):  Comprehensive income (loss) for the 3 month periods ended March 31, 2012 and April 2, 2011 consisted of unrealized losses on established cash flow hedges and comprehensive income (loss) related to the Company’s defined benefit pension plan.

NOTE B - FAIR VALUE

The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FASB ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

FASB ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 - Unadjusted inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs for the asset or liability.

Carrying amounts approximate fair value as outlined below:

Cash, accounts receivable and accounts payable:  The carrying amounts approximate their fair value because of the short maturity of those instruments.

Notes payable and long-term debt:  The carrying amounts approximate their fair value as the interest rates on the debt approximates the Company’s current incremental borrowing rate.

Defined benefit pension plan: The Company has classified the pension plan’s assets as Level 1, since the inputs associated with the fair value determination utilize quoted prices in active markets for identical assets.

Interest rate swaps: The Company has determined that the inputs associated with the fair value determination are readily observable at commonly quoted intervals and as a result the interest rate swaps were classified within Level 2 of the fair value hierarchy.

NOTE C - FINANCING ARRANGEMENTS

The Company’s revolving and equipment lines of credit with TD Bank N.A. provide for borrowings on the revolving line of credit up to $12,000 and up to $4,700 on its equipment line of credit for eligible equipment purchases during the period July 28, 2011 through July 31, 2012.  Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2012, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then Federal Home Loan Bank of Boston 5 year Current Classic Advance Rate for Fixed Rate Advances plus 3%.

Notes payable and long-term debt consist of the following (all amounts in thousands):

	Mar. 31, 2012	Dec. 31, 2011
Lines of credit	$6,595	$2,023

Term notes	9,000	9,575

Mortgage loans	4,958	5,020
	20,553	16,618
Less - equipment line of credit	1,995	604
Less - revolving line of credit	4,600	1,419
Less - current portion of long-term debt	2,389	2,450
	$11,569	$12,145

The Company’s revolving line of credit with TD Bank, N.A. provides for borrowing up to $12,000 and is further limited to an amount determined by a formula based on percentages of receivables and inventory.  Although payable on demand, the revolving line of credit is reviewed annually by the bank in July and renewed at its discretion.

As of March 31, 2012, the Company had $4,600 outstanding on its revolving line of credit and $1,995 outstanding on its equipment line of credit and had $7,400 and $2,705, respectively, available for additional borrowings.

NOTE D – SHAREHOLDERS EQUITY

A summary of the changes in shareholders’ equity for the three month periods ended March 31, 2012 and April 2, 2011 is provided below:

	March 31,	April 2,
(in thousands)	2012	2011
Equity, beginning of period	$28,616	$24,843
Comprehensive income for the period:
Net income	1,255	408
Other comprehensive income, net of tax	353	47
Total comprehensive income for the period	1,608	456
Exercise of stock options	138	72
Stock option compensation expense	108	68
Equity, end of period	$30,470	$25,439

NOTE E – COMMON STOCK AND STOCK OPTIONS

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Quarter Ended	Quarter Ended
	March 31, 2012	April 2, 2011
Expected option term (1)	3.5 years	3.5 years
Expected volatility factor (2)	66.2%-67.0%	62.7%-66.6%
Risk-free interest rate (3)	0.02%-0.06%	0.07%-0.15%
Expected annual dividend yield	0%	0%

(1)	The expected option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)
The stock volatility for each grant is measured using the weighted average of historical monthly price changes of the Company’s common stock over the most recent period equal to the expected option term of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the status of the Company's stock option plans as of March 31, 2012 and April 2, 2011, and changes during the quarters then ended is presented below:

	For the quarter ended
	Mar. 31,	April 2,
	2012	2011
Outstanding at beginning of quarter	779,222	867,518
Granted	63,778	2,439
Exercised	(29,001)	(55,000)
Expired/Forfeited	(2,000)	-
Outstanding at end of quarter	811,999	814,957

NOTE F – INTEREST RATE SWAPS

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

NOTE G – DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic benefit cost (all amounts in thousands):

	For the quarter ended
	March 31,	April 2,
	2012	2011
Components of net periodic benefit cost:
Interest cost	$75	$80
Service cost	5	6
Expected return on plan assets	(71)	(77)
Amortization of acturial loss	34	26
Net periodic pension expense	$43	$35

Company contributions paid to the plan for the three month periods ended March 31, 2012 and April 2, 2011 totaled $138 and $38, respectively.

NOTE H – INCOME TAXES

The provision for (benefit from) income taxes is as follows (all amounts in thousands):

	For the quarter ended
	March 31,	April 2,
	2012	2011
Current provision	$664	$219
Deferred	(18)	(18)
Total provision	$646	$201

The income tax provision for the three month period ended March 31, 2012 was calculated using an effective tax rate of 34%.  The income tax provision for the three month period ended April 2, 2011, was calculated using an effective rate of 33%.

NOTE I – SEGMENT INFORMATION

Our operations for the periods presented are classified into two principal segments, Aerospace and Industrial. The Aerospace segment produces close tolerance components for all major aircraft engine and ground turbine manufacturers.  The Industrial segment combines the Apex Machine Tool product line, which produces fixtures, gages, molds and specialized machinery, with the EDAC Machinery product line, which produces and repairs spindles and precision grinders.

Segment information for the three month periods ended March 31, 2012 and April 2, 2011 are as follows:

	Net Sales		Income From Operations
Segment	Mar. 31, 2012	Apr. 2, 2011	Mar. 31, 2012	Apr. 2, 2011
Aerospace	$16,779	$13,716	$1,567	$722
Industrial	7,251	6,483	542	142
Consolidated	$24,030	$20,199	$2,109	$864

	Assets		Income Before Income Taxes
	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Apr. 2, 2011
Aerospace	$58,718	$52,262	$1,421	$549
Industrial	15,309	13,791	480	60
Consolidated	$74,027	$66,053	$1,901	$609

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)

Sales.

The Company’s sales increased $3,831 or 19.0% for the three month period ended March 31, 2012, as compared to the three month period ended April 2, 2011.   Sales increases by segment and product line for the three month period ended March 31, 2012 compared to the three month period ended April 2, 2011 were as follows (in thousands):

	For the quarter ended
	March 31,	April 2,
Segment/Product Line	2012	2011	Change

Aerospace/EDAC Aero	$16,779	$13,716	$3,063

Industrial/Apex Machine Tool	5,307	4,673	634
Industrial/EDAC Machinery	1,944	1,810	134
Total Industrial	7,251	6,483	768
Total	$24,030	$20,199	$3,831

Segment sales.  Sales for the Aerospace segment (EDAC Aero product line) increased $3,063 or 22.3%, for the three month period ended March 31, 2012, as compared to the three month period ended April 2, 2011.  The increase was due to the shipment of parts for applications on new programs such as rotor aircraft and the geared turbofan engine as well as increased shipments of fan cases and stators.  EDAC Aero’s sales backlog was approximately $299,465 at March 31, 2012.

Sales for the Industrial segment increased $768, or 11.8% for the three month period ended March 31, 2012.  Apex Machine Tool product line contributed $634 of the increase, or a 13.6% increase for the three month period ended March 31, 2012, as compared to the three month period ended April 2, 2011, due to initial shipments for a ground-based turbine retrofit program, as well as new customers and increased business with current customers.

 EDAC Machinery product line contributed $134 of the Industrial segment increase, or a 7.4% increase, for the three month period ended March 31, 2012, as compared to the three month period ended April 2, 2011 due to increased shipments of spindle and precision grinder products to aerospace and automotive customers, as well as the Company’s continued successful efforts to revitalize the acquired SNI and Accura Technics businesses.

As of March 31, 2012, the Company’s total sales backlog was approximately $310,400 compared to $252,100, as of December 31, 2011.  Backlog consists of accepted purchase orders and long-term contracts that are cancelable by the customer without penalty, except for payment of costs incurred.  The Company presently expects to complete approximately $54,000 of its March 31, 2012 backlog during the remainder of the 2012 fiscal year.  The remaining $256,400 of backlog is deliverable in fiscal year 2013 and beyond.

The increase in backlog is due to the previously announced receipts of multi-year agreements with Volvo Aero, GE Aviation and Rolls-Royce Canada to supply additional engine parts, for use on their commercial airliner programs.  The three agreements have five-year terms and are valued at approximately $58,000 over that period.

Sales by Market.  Sales to the Company’s principal markets are as follows:

	For the quarter ended
	March 31,	April 2,
	2012	2011
Aerospace customers	$18,007	$14,456
Other	6,023	5,743
Total	$24,030	$20,199

Sales to aerospace customers increased $3,551, or 24.6%, for the three month period ended March 31, 2012, as compared to the three month period ended April 2, 2011, due primarily to increased shipments of jet engine parts to our aerospace customers.

Sales to non-aerospace customers increased $280 or 4.9%, for the three month period ended March 31, 2012, as compared to the three month period ended April 2, 2011. The increases were primarily due to increased sales in the EDAC Machinery product line and increased non-aerospace sales in the Apex product line.

Cost of Sales.  Cost of sales as a percentage of sales decreased to 81.9% from 86.1% for the three month period ended March 31, 2012, compared to the three month period ended April 2, 2011.  The decrease for the period was primarily due to sales levels increasing in all product lines significantly more than manufacturing costs due to the fixed element or semi-variable element of certain manufacturing costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased approximately $303, or 15.6%, for the three month period ended March 31, 2012, compared to the three month period ended April 2, 2011, due to increased compensation, bonus and certain non-recurring expenses.

Segment Income from Operations.  Operating income for the Aerospace segment (EDAC Aero product line) increased $845 or 117.0%, for the three month period ended March 31, 2012, as compared to the three month period ended April 2, 2011.  The increase was driven primarily by the profit impact of higher sales volumes.

Operating income for the Industrial segment (Apex Machine Tool and EDAC Machinery product lines) increased $400 or 281.7%, for the three month period ended March 31, 2012, as compared to the three month period ended April 2, 2011.  The increase was primarily due to increased sales volumes as well as an ongoing effort towards the production of more complex parts.

Interest Expense.  Interest expense decreased approximately $47, or 18.4%, for the three month period ended March 31, 2012, compared to the three month period ended April 2, 2011.  The decrease was due to decreased borrowing levels in the 2012 first quarter compared to the 2011 first quarter.

Income Taxes.  The income tax provision for the three month period ended March 31, 2012, was calculated using an effective tax rate of 34%.  The income tax provisions for the three month period ended April 2, 2011, was calculated using an effective rate of 33%.

Liquidity and Capital Resources.

Cash Flow used in Operating Activities	Three Months Ended
	March 31,	April 2,
	2012	2011
Net cash flows used in operating activities:	$(100)	$(1,152)

Impacting cash flow for the first three months of 2012 was cash used by working capital items in the amount of $2,226, which consisted primarily of increases in accounts receivable and inventories of $1,918 and $2,638, partially offset by increases in accounts payable and accrued expenses. The increases in receivables and inventory were due to the increases in the Company’s sales and backlog.

Impacting cash flow for the first three months of 2011 was cash used by working capital items in the amount of $2,228 and consisted primarily of increases in accounts receivable and inventory of $2,493 and $1,789, respectively.

Cash Flow used in Investing Activities	Three Months Ended
	March 31,	April 2,
	2012	2011
Net cash flows used in investing activities:	$(3,747)	$(767)

Cash used in investing activities reflects the Company’s purchase of a 181,000 square foot manufacturing facility on March 30, 2012, for $2,650 in Plainville, Conn. (“Plainville facility”).  Four EDAC operations currently housed in separate locations in nearby Farmington, Conn., including several aerospace product lines as well as its APEX Machine Tool and EDAC Machinery product lines, will be consolidated and integrated into the new facility.  The facility is located on a 15-acre site and formerly housed part of GE Industrial Solutions, a business unit of General Electric Company.  Additionally, the Company anticipates making capital expenditures for improvements to the property in the amount of approximately $3,800.  Upon completion of the improvements and the move into the Plainville facility, the Company expects to then put up for sale its Farmington locations to recoup most of the purchase price from the net proceeds.  The Company also has facilities in Newington, Conn. and Auburn, Mass., that will not be part of the relocation.

Cash used in investing activities also reflects expenditures of $1,097 for machinery and equipment to increase machining capacity. Total expected capital expenditures for the remainder of the current fiscal year are $8,900, primarily for machinery and equipment of approximately $5,100 and for building improvements to the Plainville facility of approximately $3,800.

Cash Flow from Financing Activities	Three Months Ended
	March 31,	April 2,
	2012	2011
Net cash flows provided by financing activities:	$4,099	$2,223

During the three months ended March 31, 2012, payments of $637 against term debt were offset by borrowings on the Company’s revolving and equipment lines of credit in the amounts of $3,181 and $1,391, respectively.  The March 30, 2012 purchase of the Plainville facility in the amount of $2,650 was funded by the company’s revolving line of credit.  The Company is currently in negotiations with TD Bank, N.A. to place a mortgage on the Plainville facility in the amount of $2,120 and anticipates it will pay down its revolving line of credit with the mortgage proceeds.  The Company is also currently in negotiations with TD Bank, N.A. for a construction loan in the amount of $3,420, from which funds may be advanced as required to fund improvements to the Plainville facility.  Additionally, the Company is in discussions with Connecticut government agencies regarding the availability of financial incentives related to its proposed relocation to the Plainville facility and expansion.

As of March 31, 2012, the Company had $4,600 outstanding on its revolving line of credit and $1,995 outstanding on its equipment line of credit and had $7,400 and $2,705, respectively, available for additional borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management’s Discussion and Analysis and Note A to the Consolidated Financial Statements in the Company’s Annual Report, incorporated by reference in Form 10-K for the Company’s fiscal year 2011, describe the significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates.

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

Share-based compensation - Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Based on historical data, the Company used a 0% forfeiture rate.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

Income Taxes – The Company recognizes deferred tax assets when, based upon available evidence, realization is more likely than not.  The Company has no uncertain tax positions as of March 31, 2012.

All statements other than historical statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Without limitation, these forward looking statements include statements regarding the Company’s business strategy and plans, statements about the adequacy of the Company’s working capital and other financial resources, statements about the Company’s bank agreements, statements about the Company’s backlog, statements about the Company’s action to improve operating performance, and other statements herein that are not of an historical nature.  These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from such statements.  These include, but are not limited to, factors which could affect demand for the Company’s products and services such as changes in customer delivery schedules; general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company’s competitors; the adequacy of the Company’s revolving credit facility and other sources of capital; and other factors discussed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.  The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure and procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2012  and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

EDAC TECHNOLOGIES CORPORATION

May 1, 2012	By:	/s/Glenn L. Purple
Glenn L. Purple
Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1*	EDAC’s Amended and Restated Articles of Incorporation.

3.2*	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation.

3.3*	EDAC’s Amended and Restated By-laws .

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.
(2)	Exhibit incorporated by reference to the Company’s Report on Form 10-Q dated July 30, 2008.
(3)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

* Incorporated by reference

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.