Form 10-Q
period 2012-06-30
EDAC TECHNOLOGIES CORP
filed 2012-08-02
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2012

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

On August 2, 2012 there were outstanding 5,247,691 shares of the registrant’s Common Stock, $0.0025 par value per share.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
(in thousands)	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$1,623	$1,564
Accounts receivable (net of allowance for doubtful accounts of $373 as of June 30, 2012 and $284 as of December 31, 2011)	23,513	17,905
Inventories	24,031	20,235
Prepaid expenses and other current assets	450	230
Land and building held for sale	2,695	-
Deferred income taxes	2,155	1,951
Total current assets	54,467	41,885

PROPERTY, PLANT AND EQUIPMENT, at cost	71,305	55,464
Less: accumulated depreciation	32,547	31,410
	38,758	24,054

OTHER ASSETS:
Goodwill and other intangibles	3,997	-
Other	176	114
Total other assets	4,173	114

TOTAL ASSETS	$97,398	$66,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

 EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
(in thousands except share amounts)	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$9,450	$2,023
Current portion of long-term debt	5,175	2,450
Trade accounts payable	9,543	8,449
Accrued employee compensation and amounts withheld	1,919	2,449
Accrued expenses	2,642	1,754
Customer advances	466	708
Total current liabilities	29,195	17,833

LONG TERM LIABILITIES:
Long-term debt, less current portion	26,122	12,145
Pension liabilities, less current portion	2,364	2,469
Deferred income taxes	6,265	4,990
Total long-term liabilities	34,751	19,604
Total liabilities	63,946	37,437

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, par value $.0025 per share; issued and outstanding: 5,247,691 on June 30, 2012 and 5,041,367 on December 31, 2011	13	13
Additional paid-in capital	14,560	12,522
Retained earnings	21,877	19,180
	36,450	31,715
Less: accumulated other comprehensive loss	2,998	3,099
Total shareholders' equity	33,452	28,616

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$97,398	$66,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months ended		For the six months ended

	June 30,	July 2,	June 30,	July 2,
(in thousands except per share amounts)	2012	2011	2012	2011

Sales	$26,544	$21,880	$50,574	$42,079

Cost of Sales	21,298	18,249	40,971	35,639

Gross Profit	5,246	3,631	9,603	6,440

Selling, General and Administrative Expenses	2,762	1,903	5,010	3,848

Income from Operations	2,484	1,728	4,593	2,592

Interest Expense	(299)	(270)	(507)	(525)

Income before Provision For Income Taxes	2,185	1,458	4,086	2,067

Provision for Income Taxes	743	481	1,389	682

Net Income	$1,442	$977	$2,697	$1,385

Comprehensive income	$1,190	$937	$2,798	$1,392

Income per share data (Note A):

Basic Income Per Common Share	$0.28	$0.20	$0.53	$0.28
Diluted Income Per Common Share	$0.26	$0.19	$0.49	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended

	June 30,	July 2,
(in thousands)	2012	2011

Operating Activities:
Net income	$2,697	$1,385
Adjustments to reconcile net income to net cash used in by operating activities:
Depreciation and amortization	1,578	1,394
Deferred income taxes	(42)	(36)
Gain on sale of property, plant and equipment	(5)	(5)
Compensation expense pursuant to stock options	232	135
Excess tax benefit from share-based compensation	(25)	(52)
Changes in working capital items	(6,628)	(3,225)

Net cash used in operating activities	(2,193)	(404)

Investing Activities:
Additions to property, plant and equipment	(12,757)	(2,026)
Cash paid for business acquired	(9,227)	-
Proceeds from sales of property, plant and equipment	11	5

Net cash used in investing activities	(21,973)	(2,021)

Financing Activities:
Increase in line of credit	7,427	6,060
Borrowings on long-term debt	18,044	-
Repayments of long-term debt	(1,342)	(3,487)
Deferred financing fees	(85)	-
Proceeds from exercise of common stock options	156	72
Excess tax benefit from share-based compensation	25	52

Net cash provided by financing activities	24,225	2,697

Increase in cash	59	272

Cash at beginning of period	1,564	975

Cash at end of period	$1,623	$1,247

Supplemental Disclosure of
Cash Flow Information:
Interest paid	$520	$533
Income taxes paid	1,146	186
Non-Cash Transaction:
Portion of business acquisition paid in common stock	1,650	-

The accompanying notes are an integral part of these consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012
(in thousands except for share and option amounts)

NOTE A – BASIS OF PRESENTATION

EDAC Technologies Corporation (the “Company”) is a diversified manufacturing company serving the aerospace and industrial markets.  The Company provides complete design, manufacture and service meeting the precision requirements of customers for jet engine components, tooling, fixtures, molds, grinding machines and machine spindles.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“US GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and six periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 29, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission for the fiscal year ended December 31, 2011.

Inventories:  Inventories are stated at the lower of cost (first-in, first-out method) or market.  Provisions for slow moving and obsolete inventory are provided based on historical experience and product demand.  As of June 30, 2012 and December 31, 2011, inventories consisted of the following (all amounts in thousands):

	June 30,2012	Dec. 31, 2011

Raw materials	$1,897	$2,865
Work-in-progress	21,081	15,185
Finished goods	1,053	2,185
Inventories	$24,031	$20,235

Income per share:  The number of shares used in the income per common share computations for the three and six month periods ended June 30, 2012 and July 2, 2011 are as follows:

	For the three months ended		For the six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Basic:
Weighted average common shares outstanding	5,130	4,924	5,101	4,917
Diluted:
Dilutive effect of stock options	474	153	455	124
Weighted average shares diluted	5,604	5,077	5,556	5,041
Options excluded since anti-dilutive	12	197	12	246

Comprehensive Income (Loss):  Comprehensive income (loss) for the three and six month periods ended June 30, 2012 and July 2, 2011 consisted of unrealized losses on new and established cash flow hedges and comprehensive income (loss) related to the Company’s defined benefit pension plan.

NOTE B – ACQUISITION

On June 1, 2012, the Company acquired all of the outstanding stock of EBTEC Corporation. This business is hereinafter referred to as “EBTEC”. The acquisition was accounted for under the purchase method of accounting with the assets and liabilities acquired recorded at their fair values at the date of acquisition. The results of operations of the acquired business have been included in the Company’s operating results beginning as of the effective date of the acquisition, June 1, 2012. The acquisition provides highly complementary and advanced capabilities that are required for the manufacture of our precision parts.  The acquisition including goodwill will be combined into the Company’s AERO segment.

The $11,095 purchase price of EBTEC has been recorded at the fair value of assets, liabilities and goodwill of EBTEC.  Approximately $1,650 of the purchase price was funded through the issuance of 150,523 shares of the Company’s common stock.  The balance of the purchase price, less $217 cash acquired, was paid in cash in the amount of $9,227.  Fair values are preliminarily estimated as follows (in thousands):

Cash	$217
Accounts receivable	2,075
Inventories	1,100
Prepaid expenses	146
Property, plant and equipment	6,202
Goodwill and intangible assets (1)	3,997
Accounts payable and accrued expenses	(1,581)
Deferred taxes (net)	(1,061)
$11,095

(1)	Because this acquisition was an acquisition of stock, goodwill will not be deductible for tax purposes.

The Company believes that it has correctly identified all of the assets acquired and liabilities assumed.  The Company has retained an advisory firm to prepare a valuation analysis of the fair market value of the goodwill and intangible assets.

The unaudited pro forma consolidated financial information for the six month periods ended June 30, 2012 and July 2, 2011 as though the acquisition had been completed at the beginning of the respective periods are as follows.

	June 30, 2012	July 2, 2011
Sales	$56,609	$48,359
Net income	2,990	1,781
Basic income per share	$0.57	$0.35
Diluted income per share	$0.53	$0.34

NOTE C – FAIR VALUE

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

NOTE D – FINANCING ARRANGEMENTS

The Company’s revolving and equipment lines of credit with TD Bank, N.A. provide for borrowings on the revolving line of credit up to $12,000 and up to $4,700 on its equipment line of credit for eligible equipment purchases during the period July 28, 2011 through July 31, 2013.  Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2013, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then Federal Home Loan Bank of Boston 5 year Current Classic Advance Rate for Fixed Rate Advances plus 3%.

On June 29, 2012 the Company purchased a manufacturing facility in Cheshire, Conn. (“the Cheshire Facility”) partially funded by a $6,540 term loan with TD Bank, N.A. Monthly payments of interest only at the prime rate are due through July 28, 2013. Monthly payments of principal and interest are due after July 28, 2013 at an adjustable rate equal to the monthly LIBOR rate plus 3%, however, pursuant to a swap agreement with TD Bank, N.A., the Company has effectively fixed its interest rate at 4.63%.

Prior to the purchase of the Cheshire Facility, the Company had purchased a 181,000 square foot manufacturing facility on March 30, 2012, for $2,650 in Plainville, Conn. (“Plainville Facility”).  The Company determined to sell this property upon the acquisition of the Cheshire Facility and has reclassified the Plainville Facility as Land and Building Held for Sale, a current asset on the Company’s balance sheet.  The Company has received and accepted an offer to purchase the Plainville Facility.

On June 1, 2012, the Company closed on a one-year mortgage with TD Bank, N.A. on the Plainville Facility in the amount of $2,120.  The mortgage is payable in monthly installments of interest only beginning on July 1, 2012 and will mature on the earlier to occur of the sale of the Plainville Property or July 31, 2013.   The mortgage proceeds were used to pay down the revolving line of credit.

The June 1, 2012 acquisition of EBTEC was funded by a $3,785 term note and a $900 mortgage both with TD Bank, N.A.  The term loan is payable in monthly installments of principal and interest beginning on July 1, 2012 and will mature on June 30, 2017.  Interest accrues on the $3,785 term loan at a per annum fixed rate of 4.05%.  The $900 mortgage is payable in monthly installments of principal and interest beginning on July 1, 2012 and will mature on June 30, 2017.  Interest will accrue on the $900 mortgage at a per annum fixed rate of 3.86%.

Through its credit agreement with TD Bank, N.A., the Company is subject to debt covenants including a debt service ratio, a funded debt to EBITDA ratio and a leverage ratio.  As of June 30, 2012, the Company was in compliance with its debt covenants.

Notes payable and long-term debt consist of the following (all amounts in thousands):

	June 30, 2012	December 31, 2011
Lines of credit	$9,450	$2,023

Term notes	16,845	9,575

Mortgage loans	14,452	5,020
	40,747	16,618
Less - current (1)	14,625	4,473
	$26,122	$12,145

(1)	For June 30, 2012, includes the $2,120 mortgage on the Plainville Facility which is due in full upon the earlier of the sale of property or July 31, 2013.

The Company’s revolving line of credit with TD Bank, N.A. provides for borrowing up to $12,000 and is further limited to an amount determined by a formula based on percentages of receivables and inventory.  Although payable on demand, the revolving line of credit is reviewed annually by the bank in July and renewed at its discretion.  On June 1, 2012, the bank renewed the revolving line of credit through July 2013.
As of June 30, 2012, the Company had $9,450 outstanding on its revolving line of credit and $4,700 outstanding on its equipment line of credit and had $2,550 and $0, respectively, available for additional borrowings.

On July 27, 2012, State of Connecticut Bond Commission approved the State of Connecticut’s Department of Economic and Community Development request to provide a 10 year $6,565 loan for the Company.  The loan as approved will assist the Company in the acquisition of machinery and equipment for the Cheshire Facility and bear interest at the rate of 2.5%.  The Company may be eligible for loan principal forgiveness of up to $500 for creating 50 jobs or up to $1,000 for creating 100 jobs within five years.

NOTE E – SHAREHOLDERS EQUITY

A summary of the changes in shareholders’ equity for the six month periods ended June 30, 2012 and July 2, 2011 is provided below:

	For the six months ended
	June 30,	July 2,
(in thousands)	2012	2011
Equity, beginning of period	$28,616	$24,843
Comprehensive income for the period:
Net income	2,697	1,385
Other comprehensive income, net of tax	101	7
Total comprehensive income for the period	2,798	1,392
Stock issued in payment of EBTEC acquisition	1,650	-
Exercise of stock options	156	72
Stock option compensation expense	232	135
Equity, end of period	$33,452	$26,442

A summary of the changes in each component of accumulated other comprehensive (loss) income for the six month periods ended June 30, 2012 and July 2, 2011 is provided below:

	For the six months ended
	June 30,	July 2,
(in thousands)	2012	2011
Balance at beginning of period	$(3,099)	$(2,489)
Pension liability	70	-
Unrealized gain on cash flow hedges	31	7
Balance at end of period	$(2,998)	$(2,482)

NOTE F – COMMON STOCK AND STOCK OPTIONS

A summary of the status of the Company's common stock as of June 30, 2012 and July 2, 2011, and changes during the three and six month periods are presented below:

	For the three months ended		For the six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Outstanding at beginning of period	5,090,368	4,924,469	5,041,367	4,869,469
Issued for stock options exercised	6,800	-	35,801	55,000
Issued for stock awards	-	-	20,000	-
Issued for EBTEC acquisition	150,523	-	150,523	-
Outstanding at end of period	5,247,691	4,924,469	5,247,691	4,924,469

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Expected option term (1)	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility factor (2)	59.0%-61.7%	63.0%-64.9%	59.0%-67.0%	62.7%-66.6%
Risk-free interest rate (3)	0.02%-0.10%	0.02%-0.06%	0.02%-0.10%	0.02%-0.15%
Expected annual dividend yield	0%	0%	0%	0%

(1)	The expected option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
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

A summary of the status of the Company's stock option plans as of June 30, 2012 and July 2, 2011, and changes during the three and six month periods are presented below:

	For the three months ended		For the six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Outstanding at beginning of period	811,999	814,957	779,222	867,518
Granted	11,573	16,535	75,351	18,974
Exercised	(6,800)	-	(35,801)	(55,000)
Expired/Forfeited	-	-	(2,000)	-
Outstanding at end of period	816,772	831,492	816,772	831,492

NOTE G – INTEREST RATE SWAPS

The Company has three pay-fixed, receive-variable interest rate swaps to reduce exposure to changes in interest rates on certain senior long-term notes payable. The three relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is considered to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in consolidated accumulated other comprehensive income.  These changes in fair value must be reclassified in whole or in part from consolidated accumulated other comprehensive income into earnings if, and when, a comparison of the swaps and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. The Company expects these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship and therefore, it does not expect to reclassify any portion of any unrealized income from consolidated accumulated other comprehensive income to earnings during the hedge terms.

NOTE H – DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic benefit cost (all amounts in thousands):

	For the three months ended		For the six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Interest cost	$75	$80	$150	$160
Service cost	5	6	10	12
Expected return on plan assets	(71)	(77)	(142)	(154)
Amortization of acturial loss	34	25	68	51
Net periodic pension expense	$43	$34	$86	$69

Company contributions paid to the plan for the three and six month periods ended June 30, 2012 totaled $56 and $194, respectively.

Company contributions paid to the plan for the three and six month periods ended July 2, 2011 totaled $38 and $76, respectively.

NOTE I – INCOME TAXES

The provision for (benefit from) income taxes is as follows (all amounts in thousands):

	For the three months ended		For the six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Current	$761	$499	$1,425	$718
Deferred	(18)	(18)	(36)	(36)
Total	$743	$481	$1,389	$682

The income tax provisions for the three and six month periods ended June 30, 2012 were calculated using an effective tax rate of 34%.  The income tax provisions for the three and six month periods ended July 2, 2011 were calculated using effective rates of 33%.

NOTE J – SEGMENT INFORMATION

Our operations for the periods presented are classified into two principal segments, Aerospace and Industrial. The Aerospace segment produces close tolerance components for all major aircraft engine and ground turbine manufacturers.  The Aerospace segment includes EBTEC as of the June 1, 2012 acquisition date. The Industrial segment combines the Apex Machine Tool product line, which produces fixtures, gages, molds and specialized machinery, with the EDAC Machinery product line, which produces and repairs spindles and precision grinders.

Segment information as of and for the three and six month periods ended June 30, 2012 and July 2, 2011 is as follows:

	For the three months ended
	Net Sales		Income From Operations
Segment	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Aerospace	$18,721	$14,264	$1,427	$942
Industrial	7,823	7,616	1,057	786
Consolidated	$26,544	$21,880	$2,484	$1,728

	Income Before Income Taxes
	June 30, 2012	July 2, 2011
Aerospace	$1,214	$766
Industrial	971	692
Consolidated	$2,185	$1,458

	For the six months ended
	Net Sales		Income From Operations
Segment	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Aerospace	$35,500	$27,980	$2,994	$1,664
Industrial	15,074	14,099	1,599	928
Consolidated	$50,574	$42,079	$4,593	$2,592

	Assets		Income Before Income Taxes
	June 30, 2012	Dec 31, 2011	June 30, 2012	July 2, 2011
Aerospace	$75,499	$52,262	$2,635	$1,315
Industrial	21,899	13,791	1,451	752
Consolidated	$97,398	$66,053	$4,086	$2,067

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)

Sales.

The Company’s sales increased $4,664 or 21.3% and $8,495 or 20.2%, for the three and six month periods ended June 30, 2012, respectively, as compared to the three and six month periods ended July 2, 2011.   Sales increases by product line for the three and six month periods ended June 30, 2012 compared to the three and six month periods ended July 2, 2011 were as follows (in thousands):

	For the three months ended
	June 30,	July 2,
Product Line	2012	2011	Change

EDAC Aero	$18,721	$14,264	$4,457
Apex Machine Tool	6,459	5,324	1,135
EDAC Machinery	1,364	2,292	(928)

Total	$26,544	$21,880	$4,664

	For the six months ended
	June 30,	July 2,
Product Line	2012	2011	Change

EDAC Aero	$35,500	$27,980	$7,520
Apex Machine Tool	11,766	9,997	1,769
EDAC Machinery	3,308	4,102	(794)

Total	$50,574	$42,079	$8,495

Segment sales.  Sales for the Aerospace segment (EDAC Aero product line) increased $4,457 or 31.2% and $7,520 or 26.9%, respectively, for the three and six month periods ended June 30, 2012, as compared to the three and six month periods ended July 2, 2011.  The increase was due to the increased shipments of fan cases and stators and to the $1,137 contribution from the Company’s June 1, 2012 acquisition of EBTEC.  EDAC Aero’s sales backlog was approximately $290,943 at June 30, 2012.

Sales for the Industrial segment increased $207 or 2.7% and $975 or 6.9%, respectively, for the three and six month periods ended June 30, 2012.  Apex Machine Tool product line increased $1,135, or 21.3% and $1,769, or 17.7%, respectively for the three and six month periods ended June 30, 2012, as compared to the three month and six month periods ended July 2, 2011, due to initial shipments for a ground-based turbine retrofit program, as well as new customers and increased business with current customers.

EDAC Machinery product line decreased 928, or 40.5% and $794 or 19.4%, respectively, for the three and six month periods ended June 30, 2012, as compared to the three and six month periods ended July 2, 2011 due to decreased shipments of spindle and precision grinder products to aerospace and automotive customers.

As of June 30, 2012, the Company’s total sales backlog was approximately $304,253 compared to $252,100, as of December 31, 2011.  Backlog consists of accepted purchase orders and long-term contracts that are cancelable by the customer without penalty, except for payment of costs incurred.  The Company presently expects to complete approximately $44,000 of its June 30, 2012 backlog during the remainder of the 2012 fiscal year.  The remaining $260,253 of backlog is deliverable in fiscal year 2013 and beyond.

The increase in backlog is due to the previously announced receipts of multi-year agreements with Volvo Aero, GE Aviation and Rolls-Royce Canada to supply additional engine parts, for use on their commercial airliner programs.  The three agreements have five-year terms and are valued at approximately $58,000 over that period.

Sales by Market.  Sales to the Company’s principal markets are as follows:

	For the three months ended		For the six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Aerospace customers	$19,305	$16,825	$37,312	$31,281
Other	7,239	5,055	13,262	10,798
Total	$26,544	$21,880	$50,574	$42,079

Sales to aerospace customers increased $2,480, or 14.7%,and $6,031, or 19.3%, respectively for the three and six month periods ended June 30, 2012, as compared to the three and six month periods ended July 2, 2011, due primarily to increased shipments of jet engine parts to our aerospace customers.

Sales to non-aerospace customers increased $2,184, or 43.2%,and $2,464, or 22.8%, respectively for the three and six month periods ended June 30, 2012, as compared to the three and six month periods ended July 2, 2011. The increases were due to increased non-aerospace sales in the Apex product line.

Cost of Sales.  Cost of sales as a percentage of sales decreased to 80.2% and 81.0% from 83.4% and 84.7%, respectively for the three and six month periods ended June 30, 2012, as compared to the three and six month periods ended July 2, 2011.  The decreases for the periods were primarily due to sales levels increasing in the Aero and Apex product lines significantly more than manufacturing costs due to the fixed element or semi-variable element of certain manufacturing costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased approximately $859, or 45.1%,and $1,162, or 30.2%, respectively for the three and six month periods ended June 30, 2012, as compared to the three and six month periods ended July 2, 2011, due primarily to $450 of one-time expenses related to the acquisition of EBTEC along with increased compensation and bonus.

Segment Income from Operations.  Operating income for the Aerospace segment (EDAC Aero product line) increased $486, or 51.5%, and $1,330, or 79.9%, respectively for the three and six month periods ended June 30, 2012, as compared to the three and six month periods ended July 2, 2011.  The increase was driven primarily by the profit impact of higher sales volumes.

Operating income for the Industrial segment (Apex Machine Tool and EDAC Machinery product lines) increased $271, or 34.5%, and $671, or 72.3%, respectively for the three and six month periods ended June 30, 2012, as compared to the three and six month periods ended July 2, 2011.  The increase was primarily due to increased sales volumes as well as an ongoing effort towards the production of more complex parts in the Apex Machine Tool product line.

Interest Expense.  Interest expense increased approximately $29, or 10.7%, and decreased $18, or 3.4%, respectively for the three and six month periods ended June 30, 2012, as compared to the three and six month periods ended July 2, 2011.  The increase was due to increased borrowing levels in the second quarter of 2012 associated with the EBTEC acquisition and the purchase of the Plainville and Cheshire facilities. The decrease for the six months was due to decreased borrowing levels in the 2012 first quarter compared to the 2011 first quarter.

Income Taxes.  The income tax provisions for the three and six month periods ended June 30, 2012, were calculated using an effective tax rate of 34% and 34%, respectively.  The income tax provisions for the three and six month periods ended July 2, 2011, were calculated using an effective rate of 33%.

Liquidity and Capital Resources.

Cash Flow used in Operating Activities

	Six Months Ended
	June 30,	July 2,
	2012	2011

Net cash flows used in operating activities:	$(2,193)	$(404)

Impacting cash flow for the first six months of 2012 was cash used by working capital items in the amount of $6,628, which consisted primarily of increases in accounts receivable and inventories of $3,533 and $2,696, partially offset by increases in accounts payable and accrued expenses. The increases in receivables and inventory were due to the increases in the Company’s sales and backlog.

Impacting cash flow for the first six months of 2011 was cash used by working capital items in the amount of $3,225 and consisted primarily of increases in accounts receivable and inventory of $2,865 and $1,307, respectively.

Cash Flow used in Investing Activities

	Six Months Ended
	June 30,	July 2,
	2012	2011

Net cash flows used in investing activities:	$(21,973)	$(2,021)

Cash used in investing activities reflects the Company’s purchase of the Cheshire Facility, a 293,000 square foot manufacturing facility on June 29, 2012, for $8,175.  Five EDAC operations currently housed in separate locations in nearby Farmington and Newington, Conn., including its aerospace product lines as well as its APEX Machine Tool and EDAC Machinery product lines, will be consolidated and integrated into the new facility.  The facility is located on a 50-acre site and formerly housed an aerospace engine repair facility of United Technologies Corporation’s Pratt and Whitney Aircraft division.  Upon the move into the Cheshire facility, the Company expects to then put up for sale its Farmington and Newington locations.  The Company also has facilities in Auburn and Agawam, Mass., that will not be part of the relocation.

Cash used in investing activities also reflects the Company’s June 1, 2012 acquisition of all of the outstanding stock of EBTEC Corporation (“EBTEC”).  The $11,095 purchase price has been recorded at the fair value of assets, liabilities and goodwill of EBTEC.  Approximately $1,650 of the purchase price was funded through the issuance of 150,523 shares of the Company’s common stock.  The balance of the purchase price, less $217 cash acquired, was paid in cash in the amount of $9,227.

Prior to the purchase of the Cheshire Facility, the Company had purchased a 181,000 square foot manufacturing facility on March 30, 2012, for $2,650 in Plainville, Conn. (“Plainville Facility”).  The Company determined to sell this property upon the acquisition of the Cheshire Facility and has reclassified the Plainville Facility as Land and Building Held for Sale, a current asset on the Company’s balance sheet.  The Company has received and accepted an offer to purchase the Plainville Facility.

Cash used in investing activities also reflects capital expenditures of $1,887 primarily for machinery and equipment to increase machining capacity. Total expected capital expenditures for the remainder of the current fiscal year are $4,273, primarily for machinery and equipment.

Cash Flow from Financing Activities

	Six Months Ended
	June 30,	July 2,
	2012	2011

Net cash flows provided by financing activities:	$24,225	$2,697

During the six months ended June 30, 2012, payments of $1,342 against term debt were offset by borrowings on the Company’s revolving and equipment lines of credit in the amounts of $8,031 and $4,095, respectively.

The June 29, 2012 purchase of the Cheshire facility was funded by a $6,540 term loan with TD Bank, N.A. Monthly payments of interest only at the prime rate are due through July 28, 2013. Monthly payments of principal and interest are due after July 8, 2013 at an adjustable rate equal to the monthly LIBOR rate plus 3%, however, pursuant to a swap agreement with TD Bank. The Company has effectively fixed its interest rate at 4.63%.

The June 1, 2012 acquisition of EBTEC was funded by a $3,785 term note and a $900 mortgage both with TD Bank N.A.  The term loan is payable in monthly installments of principal and interest beginning on July 1, 2012 and will mature on June 30, 2017.  Interest accrues on the $3,785 term loan at a per annum fixed rate of 4.05%.  The $900 mortgage is payable in monthly installments of principal and interest beginning on July 1, 2012 and will mature on June 30, 2017.  Interest will accrue on the $900 mortgage at a per annum fixed rate of 3.86%.

On June 1, 2012, the Company closed on a one-year mortgage with TD Bank N.A. on the Plainville facility in the amount of $2,120.  The mortgage is payable in monthly installments of interest only beginning on July 1, 2012 and will mature on the earlier to occur of the sale of the Plainville Facility or July 31, 2013.   The mortgage proceeds were used to pay down the revolving line of credit.

The March 30, 2012 purchase of the Plainville Facility in the amount of $2,650 was funded by the company’s revolving line of credit.

On July 27, 2012, State of Connecticut Bond Commission approved the State of Connecticut’s Department of Economic and Community Development request to provide a 10 year, $6,565 loan for the Company.  The loan as approved will assist the Company in the acquisition of machinery and equipment for the Cheshire Facility and bear interest at the rate of 2.5%.  The Company may be eligible for loan principal forgiveness of up to $500 for creating 50 jobs or up to $1,000 for creating 100 jobs within five years.

As of June 30, 2012, the Company had $9,450 outstanding on its revolving line of credit and $4,700 outstanding on its equipment line of credit and had $2,550 and $0, respectively, available for additional borrowings.  As of August 2, 2012, the Company had $8,450 outstanding on its revolving line of credit and $3,550 was available for additional borrowings.

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

Business Combinations- The Company accounts for all business combinations at fair value under the acquisition method of accounting.  Acquisition costs are expensed as incurred; noncontrolling interests are valued at fair value at the acquisition date; in-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

During the measurement period of up to one year from the acquisition date, the Company may recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisitions date that, if known, would have resulted in the recognition of those assets and liabilities as of that date.

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

Pension – The Company maintains a defined benefit pension plan.  Assumptions used in accounting for the plan include the discount rate and expected rate of return on plan assets.  The assumptions are determined based on appropriate market indicators and are evaluated each year as of the Plan’s measurement date.  A change in either of these assumptions would have an effect on the Company’s net periodic benefit cost.

Income Taxes – The Company recognizes deferred tax assets when, based upon available evidence, realization is more likely than not.  The Company has no uncertain tax positions as of June 30, 2012.

All statements other than historical statements contained in this Form 10-Q constitute “forward-looking statements”.  Without limitation, these forward looking statements include statements regarding the Company’s business strategy and plans, statements about the adequacy of the Company’s working capital and other financial resources, statements about the Company’s bank agreements, statements about the Company’s backlog, statements about the Company’s action to improve operating performance, and other statements herein that are not of a historical nature.  These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from such statements.  These include, but are not limited to, factors which could affect demand for the Company’s products and services such as changes in customer delivery schedules; general economic conditions and economic conditions in the aerospace industry and the other industries in which the Company competes; competition from the Company’s competitors; the adequacy of the Company’s revolving credit facility and other sources of capital; and other factors discussed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.  The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure and procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2012  and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described in Note B to Item 1 of Part I (above), on June 1, 2012, the Company acquired all of the outstanding stock of EBTEC.
Approximately $1,650 of the $11,095 purchase price was funded through the issuance of 150,523 shares of the Company’s common stock, par value $.0025 per share (the “Shares”), to two shareholders of EBTEC. The issuance of the Shares described above was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rules 505 and 506 of Regulation D promulgated under the Securities Act, which exemptions were available based upon the aggregate offering price, the total number of Shares offered and the limited number of purchasers of the Shares.

ITEM 6.  EXHIBITS

2.1	Stock Purchase Agreement, dated as of June 1, 2012, by and between EDAC, Aquasium Technology Limited, John W. Leveille and Vincent A. Mammano*

2.2	Purchase and Sale Agreement, dated as of June 29, 2012, by and between EDAC and United Technologies Corporation*

3.1	EDAC’s Amended and Restated Articles of Incorporation*

3.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation*

3.3	EDAC’s Amended and Restated By-laws*

10.1	Fourth Amendment to Credit Agreement and Modification of Mortgage and Joinder by and between the Borrowers and TD Bank dated as of June 1, 2012*

10.2	$12,000,000 Third Amended and Restated Revolving Credit Note from the Borrowers payable to TD Bank dated as of June 1, 2012*

10.3	$2,120,000 Fourth Term Note from the Borrowers payable to TD Bank dated as of June 1, 2012*

10.4	$900,000 Fifth Term Note from the Borrowers in favor of TD Bank dated as of dated as of June 1, 2012*

10.5	$3,785,000 Sixth Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012*

10.6	Allonge to Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012*

10.7	Allonge to Second Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012*

10.8	Allonge to Third Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012*

10.9	Allonge to Mortgage Note from the Borrowers in favor of the Lender dated as of June 1, 2012*

10.10	Allonge to Fixed Asset Note from the Borrowers in favor of the Lender dated as of June 1, 2012*

10.11	Security Agreement from EBTEC in favor of the Lender dated as of June 1, 2012*

10.12	Open-End .Mortgage Deed and Security Agreement from EDAC in favor of the Lender re the Plainville Property, dated as of June 1, 2012*

10.13	Collateral Assignment of Leases, Rentals and Property Income from EDAC in favor of the Lender dated as June 1, 2012*

10.14	Mortgage Security Agreement from EBTEC in favor of the Lender dated as of June 1, 2012*

10.15	Collateral Assignment of Leases, Rentals and Property Income from EBTEC in favor of the Lender dated as of June 1, 2012*

10.16	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 1, 2012 regarding Plainville Property*

10.17	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 1, 2012 regarding Agawam Property*

10.18	Assignment of Contracts, Licenses and Permits from EDAC in favor of the Lender dated as of June 1, 2012*

10.19	Trademark Security Agreement from EBTEC in favor of the Lender dated as of June 1, 2012 *

10.20	Fifth Amendment to Credit Agreement and Modification of Mortgage and Joinder by and between the Borrowers and TD Bank dated as of June 29, 2012*

10.21	$6,540,000 Seventh Term Note from the Borrowers payable to TD Bank dated as of June 29, 2012*

10.22	Open-End Mortgage Deed and Security Agreement from EDAC in favor of the Lender re the Cheshire Property, dated as of June 29, 2012*

10.23	Collateral Assignment of Leases, Rentals and Property Income from EDAC in favor of the Lender dated as of June 29, 2012*

10.24	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 29, 2012 regarding Cheshire Property*

10.25	Fifth Amendment to Credit Agreement and Modification of Mortgage and Joinder by and between the Borrowers and TD Bank dated as of June 29, 2012*

10.26	$6,540,000 Seventh Term Note from the Borrowers payable to TD Bank dated as of June 29, 2012*

10.27	Open-End Mortgage Deed and Security Agreement from EDAC in favor of the Lender re the Cheshire Property, dated as of June 29, 2012*

10.28	Collateral Assignment of Leases, Rentals and Property Income from EDAC in favor of the Lender dated as of June 29, 2012*

10.29	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 29, 2012 regarding Cheshire Property*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

EDAC TECHNOLOGIES CORPORATION

August 2, 2012                                                                      By /s/Glenn L. Purple
Glenn L. Purple, Chief Financial
Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement, dated as of June 1, 2012, by and between EDAC, Aquasium Technology Limited, John W. Leveille and Vincent A. Mammano

2.2	Purchase and Sale Agreement, dated as of June 29, 2012, by and between EDAC and United Technologies Corporation

3.1	EDAC’s Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation. (2)

3.3	EDAC’s Amended and Restated By-laws. (3)

10.1	Fourth Amendment to Credit Agreement and Modification of Mortgage and Joinder by and between the Borrowers and TD Bank dated as of June 1, 2012. (4)

10.2	$12,000,000 Third Amended and Restated Revolving Credit Note from the Borrowers payable to TD Bank dated as of June 1, 2012. (4)

10.3	$2,120,000 Fourth Term Note from the Borrowers payable to TD Bank dated as of June 1, 2012. (4)

10.4	$900,000 Fifth Term Note from the Borrowers in favor of TD Bank dated as of dated as of June 1, 2012. (4)

10.5	$3,785,000 Sixth Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012. (4)

10.6	Allonge to Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012. (4)

10.7	Allonge to Second Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012. (4)

10.8	Allonge to Third Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012. (4)

10.9	Allonge to Mortgage Note from the Borrowers in favor of the Lender dated as of June 1, 2012. (4)

10.10	Allonge to Fixed Asset Note from the Borrowers in favor of the Lender dated as of June 1, 2012. (4)

10.11	Security Agreement from EBTEC in favor of the Lender dated as of June 1, 2012. (4)

10.12	Open-End Construction Mortgage Deed and Security Agreement from EDAC in favor of the Lender re the Plainville Property, dated as of June 1, 2012. (4)

10.13	Collateral Assignment of Leases, Rentals and Property Income from EDAC in favor of the Lender dated as June 1, 2012. (4)

10.14	Mortgage Security Agreement from EBTEC in favor of the Lender dated as of June 1, 2012. (4)

10.15	Collateral Assignment of Leases, Rentals and Property Income from EBTEC in favor of the Lender dated as of June 1, 2012. (4)

10.16	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 1, 2012 regarding Plainville Property. (4)

10.17	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 1, 2012 regarding Agawam Property. (4)

10.18	Assignment of Contracts, Licenses and Permits from EDAC in favor of the Lender dated as of June 1, 2012. (4)

10.19	Trademark Security Agreement from EBTEC in favor of the Lender dated as of June 1, 2012. (4)

10.20	Fifth Amendment to Credit Agreement and Modification of Mortgage and Joinder by and between the Borrowers and TD Bank dated as of June 29, 2012. (4)

10.21	$6,540,000 Seventh Term Note from the Borrowers payable to TD Bank dated as of June 29, 2012. (5)

10.22	Open-End Mortgage Deed and Security Agreement from EDAC in favor of the Lender re the Cheshire Property, dated as of June 29, 2012. (5)

10.23	Collateral Assignment of Leases, Rentals and Property Income from EDAC in favor of the Lender dated as of June 29, 2012. (5)

10.24	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 29, 2012 regarding Cheshire Property. (5)

10.25	Fifth Amendment to Credit Agreement and Modification of Mortgage and Joinder by and between the Borrowers and TD Bank dated as of June 29, 2012. (5)

10.26	$6,540,000 Seventh Term Note from the Borrowers payable to TD Bank dated as of June 29, 2012. (5)

10.27	Open-End Mortgage Deed and Security Agreement from EDAC in favor of the Lender re the Cheshire Property, dated as of June 29, 2012. (5)

10.28	Collateral Assignment of Leases, Rentals and Property Income from EDAC in favor of the Lender dated as of June 29, 2012. (5)

10.29	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 29, 2012 regarding Cheshire Property. (5)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2)	Exhibit incorporated by reference to the Company’s Report on Form 10-Q dated July 30, 2008.

(2)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

(3)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated June 1, 2012.

(4)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated June 29, 2012.

*  Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.