Form 10-Q
period 2012-09-29
EDAC TECHNOLOGIES CORP
filed 2012-11-02
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISON
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

On November 1, 2012 there were outstanding 5,250,026 shares of the registrant’s Common Stock, $0.0025 par value per share.

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

ITEM 1  FINANCIAL STATEMENTS

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	December 31,
	2012	2011
	(Unaudited)
(in thousands)

ASSETS

CURRENT ASSETS:
Cash	$2,508	$1,564
Accounts receivable (net of allowance for doubtful accounts of $317 as of September 29, 2012 and $284 as of December 31, 2011)	22,580	17,905
Inventories	24,596	20,235
Prepaid expenses and other current assets	543	230
Land and building held for sale	2,695	-
Deferred income taxes	2,155	1,951
Total current assets	55,077	41,885

PROPERTY, PLANT AND EQUIPMENT, at cost	73,609	55,464
Less: accumulated depreciation	33,991	31,410
	39,618	24,054

OTHER ASSETS:
Goodwill and other intangibles	3,815	-
Other	170	114
Total other assets	3,985	114

TOTAL ASSETS	$98,680	$66,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

 EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	December 31,
	2012	2011
	(Unaudited)
(in thousands except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$10,250	$2,023
Current portion of long-term debt	5,510	2,450
Trade accounts payable	8,483	8,449
Accrued employee compensation and amounts withheld	2,809	2,449
Accrued expenses	2,674	1,754
Customer advances	365	708
Total current liabilities	30,091	17,833

LONG TERM LIABILITIES:
Long-term debt, less current portion	25,011	12,145
Pension liabilities, less current portion	2,120	2,469
Deferred income taxes	6,229	4,990
Total long-term liabilities	33,360	19,604
Total liabilities	63,451	37,437

COMMITMENTS AND CONTINGENCIES (NOTE L)

SHAREHOLDERS' EQUITY:
Common stock, par value $.0025 per share; issued and outstanding: 5,250,026 on September 29, 2012 and 5,041,367 on December 31, 2011	13	13
Additional paid-in capital	14,705	12,522
Retained earnings	23,541	19,180
Accumulated other comprehensive loss	(3,030)	(3,099)
Total shareholders' equity	35,229	28,616

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$98,680	$66,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
(in thousands except per share amounts)

Sales	$27,455	$21,841	$78,029	$63,920

Cost of Sales	21,641	17,964	62,612	53,603

Gross Profit	5,814	3,877	15,417	10,317

Selling, General and Administrative Expenses	2,840	2,116	7,850	5,964

Income from Operations	2,974	1,761	7,567	4,353

Interest Expense	(401)	(252)	(908)	(777)

Income before Provision For Income Taxes	2,573	1,509	6,659	3,576

Provision for Income Taxes	909	497	2,298	1,179

Net Income	$1,664	$1,012	$4,361	$2,397

Other comprehensive income (loss), net of tax:
Pension liability	11	-	81	-
Unrealized loss on cash flow hedges	(43)	(18)	(12)	(11)
Other comprehensive loss	(32)	(18)	69	(11)

Comprehensive income	$1,632	$994	$4,430	$2,386

Net income per share data (Note B):

Basic Income Per Common Share	$0.32	$0.20	$0.85	$0.49
Diluted Income Per Common Share	$0.29	$0.19	$0.78	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 29,	October 1,
	2012	2011
(in thousands)

Operating Activities:
Net income	$4,361	$2,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,647	2,147
Deferred income taxes	(27)	(54)
Gain on sale of property, plant and equipment	(12)	(8)
Compensation expense pursuant to stock options	364	255
Excess tax benefit from share-based compensation	(25)	(95)
Changes in working capital items	(6,919)	(1,584)

Net cash provided by operating activities	389	3,058

Investing Activities:
Additions to property, plant and equipment	(14,701)	(2,202)
Cash paid for business acquired	(9,045)	-
Proceeds from sales of equipment	46	8

Net cash used in investing activities	(23,700)	(2,194)

Financing Activities:
Increase (decrease) in line of credit	8,227	(1,530)
Borrowings on long-term debt	18,046	5,131
Repayments of long-term debt	(2,120)	(4,113)
Deferred financing fees	(92)	(8)
Proceeds from exercise of common stock options	169	266
Excess tax benefit from share-based compensation	25	95

Net cash provided by(used in) financing activities	24,255	(159)

Increase in cash	944	705

Cash at beginning of period	1,564	975

Cash at end of period	$2,508	$1,680

Supplemental Disclosure of Cash Flow Information:
Interest paid	$928	$785
Income taxes paid	2,197	405
Non-Cash Transaction:
Portion of business acquisition paid in common stock	1,650	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAC TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 29, 2012
(in thousands except for share and option amounts in Note G)

NOTE A – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include EDAC Technologies Corporation (the “Company”) and its wholly-owned subsidiaries, Gros-Ite Industries, Inc., Apex Machine Tool Company, Inc. and EBTEC Corporation.  All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

EDAC Technologies Corporation is a diversified manufacturing company serving the aerospace and industrial markets world-wide.  The Company provides complete design, manufacture and service meeting the precision requirements of customers for jet engine components, tooling, fixtures, molds, grinding machines and machine spindles.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“US GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 29, 2012 are not necessarily indicative of the results that may be expected for the year ending December 29, 2012.  The balance sheet at December 31, 2011, presented herein has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission for the fiscal year ended December 31, 2011.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:  Sales are recorded when all criteria for revenue recognition have been satisfied, which is generally when goods are shipped to the Company’s customers.  The Company defers revenue recognition on certain product shipments until customer acceptance, including inspection and installation requirements, as defined, are achieved.  The Company has entered into long term contracts with certain customers.  Such contracts do not typically include provisions for fixed quantities or prices.  Revenue is generally recorded when goods are shipped.  The Company follows all of the requirements of accounting principles generally accepted in the United States of America with regards to bill and hold transactions.  Under these bill and hold arrangements, customers asked the Company to retain the product at its facilities until they provided delivery instructions.

Inventories:  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.  Provisions for slow moving and obsolete inventory are provided based on historical experience and product demand.  As of September 29, 2012 and December 31, 2011, inventories consisted of the following:

	Sept. 29, 2012	Dec. 31, 2011

Raw materials	$2,290	$2,865
Work-in-progress	21,103	15,185
Finished goods	1,203	2,185
Inventories	$24,596	$20,235

Income per share:  The number of shares used in the income per common share computations for the three and nine month periods ended September 29, 2012 and October 1, 2011 are as follows:

	For the three months ended		For the nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Basic:
Weighted average common shares outstanding	5,249	4,968	5,145	4,936
Diluted:
Dilutive effect of stock options	491	335	473	233
Weighted average shares diluted	5,740	5,303	5,618	5,169
Options excluded since anti-dilutive	11	179	12	241

Comprehensive Income (Loss):  Comprehensive income (loss) consists of net income and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net income.  For the Company, comprehensive income (loss) consists of gains and losses related to the Company’s defined benefit pension plan and unrealized losses on established cash flow hedges.

NOTE C – ACQUISITION

On June 1, 2012, the Company acquired all of the outstanding stock of EBTEC Corporation. This business is hereinafter referred to as “EBTEC”. The acquisition was accounted for under the purchase method of accounting with the assets and liabilities acquired recorded at their fair values at the date of acquisition. The results of operations of the acquired business have been included in the Company’s operating results beginning as of the effective date of the acquisition, June 1, 2012. The acquisition provides highly complementary and advanced capabilities that are required for the manufacture of our precision parts. EBTEC is included in the Company’s Aerospace segment.

The purchase price was subsequently adjusted in September, 2012 from $11,095 to $10,912, a reduction of $182, due to the final determination of the purchase price as provided for in the purchase agreement. The $182 adjustment was reflected as an adjustment to goodwill. Approximately $1,650 of the purchase price was funded through the issuance of 150,523 shares of the Company’s common stock.  The balance of the purchase price, less $217 cash acquired, was paid in cash in the amount of $9,045.  Fair values are preliminarily estimated as follows:

Cash	$217
Accounts receivable	2,075
Inventories	1,100
Prepaid expenses	146
Property, plant and equipment	6,202
Goodwill and intangible assets (1)	3,815
Accounts payable and accrued expenses	(1,582)
Deferred taxes (net)	(1,061)
$10,912

(1)	Because this acquisition was an acquisition of stock, goodwill will not be deductible for tax purposes.

The Company believes that it has correctly identified all of the assets acquired and liabilities assumed.  The Company, with the assistance of an advisory firm, is still in the process of finalizing the purchase price allocation, which management expects to complete by year-end.

The unaudited pro forma consolidated financial information for the nine month periods ended September 29, 2012 and October 1, 2011, as though the acquisition had been completed at the beginning of the respective periods, is as follows.

	September 29, 2012	October 1, 2011
Sales	$84,064	$73,667
Net income	4,557	2,894
Basic income per share	$0.87	$0.57
Diluted income per share	$0.80	$0.55

NOTE D – FAIR VALUE

Carrying amounts approximate fair value as outlined below:

Cash, accounts receivable and accounts payable:  The carrying amounts approximate their fair value because of the short maturity of those instruments.

Notes payable and long-term debt:  The carrying amounts approximate their fair value as the interest rates on the debt approximate the Company’s current incremental borrowing rate.

The defined benefit pension plan and the interest rate swaps are measured at fair value on a recurring basis.

Defined benefit pension plan: The Company has classified the pension plan’s assets as Level 1 of the fair value hierarchy, since the inputs associated with the fair value determination utilize quoted prices in active markets for identical assets.

Interest rate swaps: The Company has determined that the inputs associated with the fair value determination are readily observable at commonly quoted intervals and as a result the interest rate swaps were classified within Level 2 of the fair value hierarchy.  The fair values of the swaps are determined by discounting the estimated cash flows to be received and paid due to the swaps over the swaps’ contractual lives using an estimated risk free rate for each swap settlement date (an income approach).

NOTE E – FINANCING ARRANGEMENTS

The Company’s revolving line of credit with TD Bank, N.A.(“TD Bank”) provides for borrowings up to $17,000, as amended on September 19, 2012, and is further limited to an amount determined by a formula based on percentages of receivables and inventory.  Although payable on demand, the revolving line of credit is reviewed annually by the bank in July and renewed at its discretion.  On June 1, 2012, the bank renewed the revolving line of credit through July 2013.  As of September 29, 2012, the Company had $10,250 outstanding on its revolving line of credit and had $4,640 available for additional borrowings.

The Company’s equipment line of credit provides for up to $4,700 for eligible equipment purchases during the period July 28, 2011 through July 31, 2013.  Amounts advanced on the equipment line of credit will convert to a term note on July 31, 2013, unless converted earlier at the option of the Company, with monthly payments of principal and interest in an amount to amortize the then existing principal balance in 60 equal monthly payments including interest at the then Federal Home Loan Bank of Boston 5 year Current Classic Advance Rate for Fixed Rate Advances plus 3%.  As of September 29, 2012, the Company had $4,700 outstanding on its equipment line of credit and had $0 available for additional borrowings.

On June 29, 2012 the Company purchased a manufacturing facility in Cheshire, Connecticut (“the Cheshire Facility”) partially funded by a $6,540 term loan with TD Bank. Monthly payments of interest only at the prime rate are due through July 28, 2013. Monthly payments of principal and interest are due after July 28, 2013 at an adjustable rate equal to the monthly LIBOR rate plus 3%, however, pursuant to a swap agreement with TD Bank the Company has effectively fixed its interest rate at 4.63%.

Prior to the purchase of the Cheshire Facility, the Company had purchased a 181,000 square foot manufacturing facility on March 30, 2012, for $2,650 in Plainville, Connecticut. (“Plainville Facility”).  Subsequent to the purchase of the Plainville Facility, the Company decided to sell this property upon the acquisition of the Cheshire Facility and has reclassified the Plainville Facility as Land and Building Held for Sale, a current asset on the Company’s balance sheet.  In May 2012, the Company received and accepted an offer to sell the Plainville Facility to an unrelated party.  However, such sale is contingent upon the satisfaction of certain conditions and requirements.

On June 1, 2012, the Company closed on a one-year mortgage with TD Bank on the Plainville Facility in the amount of $2,120.  The mortgage is payable in monthly installments of interest only beginning on July 1, 2012 and will mature on the earlier to occur of the sale of the Plainville Property or July 31, 2013.   The mortgage proceeds were used to pay down the revolving line of credit.

The June 1, 2012 acquisition of EBTEC was funded by a $3,785 term note secured by EBTEC’s assets and a $900 mortgage, both with TD Bank.  The term loan is payable in monthly installments of principal and interest beginning on July 1, 2012 and will mature on June 30, 2017.  Interest accrues on the $3,785 term loan at a per annum fixed rate of 4.05%.  The $900 mortgage is payable in monthly installments of principal and interest beginning on July 1, 2012 and will mature on June 30, 2017.  Interest will accrue on the $900 mortgage at a per annum fixed rate of 3.86%.

Through its credit agreement with TD Bank, the Company is subject to debt covenants including a debt service ratio, a funded debt to EBITDA ratio and a leverage ratio.  As of September 29, 2012, the Company was in compliance with its debt covenants.

Notes payable and long-term debt consist of the following:

	September 29, 2012	December 31, 2011

Revolving line of credit	$10,250	$2,023

Term notes (including equipment line of credit)	$16,141	$9,575

Mortgage loans	14,380	5,020
	30,521	14,595
Less - current (1)	5,510	2,450
	$25,011	$12,145

(1)	Includes the $2,120 mortgage on the Plainville Facility which is due in full upon the earlier of the sale of property or July 31, 2013.

On July 27, 2012, State of Connecticut Bond Commission approved the State of Connecticut’s Department of Economic and Community Development request to provide a 10 year $6,565 loan to the Company.  The loan as approved will assist the Company in the acquisition of machinery and equipment for the Cheshire Facility and bear interest at the rate of 2.5%.  The Company may be eligible for loan principal forgiveness of up to $500 for creating 50 jobs or up to $1,000 for creating 100 jobs within five years.  The Company expects to close on this loan in the fourth quarter.

NOTE F – SHAREHOLDERS EQUITY

A summary of the changes in shareholders’ equity for the nine month periods ended September 29, 2012 and October 1, 2011 is provided below:

	September 29,	December 31,
	2012	2011
Equity, beginning of period	$28,616	$24,843
Total comprehensive income for the period	4,430	2,940
Stock issued in payment of EBTEC acquisition	1,650	-
Exercise of stock options	169	494
Stock option compensation expense	364	339
Equity, end of period	$35,229	$28,616

NOTE G – COMMON STOCK AND STOCK OPTIONS

A summary of the status of the Company's common stock as of September 29, 2012 and October 1, 2011, and changes during the three and nine month periods ended September 29, 2012 and October 1, 2011, are presented below:

	For the three months ended		For the nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Outstanding at beginning of period	5,247,691	4,924,469	5,041,367	4,869,469
Issued for stock options exercised	2,335	72,297	38,136	127,297
Issued for stock awards	-	25,000	20,000	25,000
Issued for EBTEC acquisition	-	-	150,523	-
Outstanding at end of period	5,250,026	5,021,766	5,250,026	5,021,766

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
Expected option term (1)	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility factor (2)	59.0%-61.7%	63.0%-64.9%	59.0%-67.0%	62.7%-66.6%
Risk-free interest rate (3)	0.02%-0.10%	0.02%-0.06%	0.02%-0.10%	0.02%-0.15%
Expected annual dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%

(1)	The expected option term was determined using the simplified method for estimating expected option life for options which qualify as “plain-vanilla” options.
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

A summary of the status of the Company's stock option plans as of September 29, 2012 and October 1, 2011, and changes during the three and nine month periods ended September 29, 2012 and October 1, 2011, are presented below:

	For the three months ended		For the nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Outstanding at beginning of period	816,772	831,492	779,222	867,518
Granted	2,376	62,147	77,727	81,121
Exercised	(2,335)	(72,297)	(38,136)	(127,297)
Expired/Forfeited	-	(5,000)	(2,000)	(5,000)
Outstanding at end of period	816,813	816,342	816,813	816,342

NOTE H – INTEREST RATE SWAPS

The Company has three pay-fixed, receive-variable interest rate swaps to reduce exposure to changes in interest rates on certain long-term notes payable. The three relationships are designated as cash flow hedges and meet the criteria for the shortcut method for assessing hedge effectiveness; therefore, the hedge is considered to be 100% effective and all changes in the fair value of the interest rate swaps are recorded in consolidated accumulated other comprehensive loss.  These changes in fair value must be reclassified in whole or in part from consolidated accumulated other comprehensive loss into earnings if, and when, a comparison of the swaps and the related hedged cash flows demonstrates that the shortcut method is no longer applicable. The Company expects these hedges to meet the criteria of the shortcut method for the duration of the hedging relationship and therefore, it does not expect to reclassify any portion of any unrealized income from consolidated accumulated other comprehensive income to earnings during the hedge terms. The following sets forth the changes recognized for the three and nine month periods ended September 29, 2012 and October 1, 2011.

Other comprehensive loss:	For the three months ended		For the nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Unrealized loss on cash flow hedges	(43)	(18)	(12)	(11)

Derivative Liability:
	September 29,	December 31,
	2012	2011
Balance, beginning of period	$250	$278
Other comprehensive (income) loss, net of tax	25	(28)
Balance, end of period	$275	$250

NOTE I – DEFINED BENEFIT PENSION PLAN

The following table sets forth the components of net periodic benefit cost:

	For the three months ended		For the nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Interest cost	$74	$80	$224	$240
Service cost	5	6	15	19
Expected return on plan assets	(70)	(77)	(212)	(231)
Amortization of acturial loss	35	26	103	76
Net periodic pension expense	$44	$35	$130	$104

Company contributions paid to the plan for the three and nine month periods ended September 29, 2012 totaled $56 and $251, respectively.

Company contributions paid to the plan for the three and nine month periods ended October 1, 2011 totaled $38 and $115, respectively.

NOTE J – INCOME TAXES

The provision for income taxes is as follows:

	For the three months ended		For the nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Current	$927	$515	$2,352	$1,233
Deferred	(18)	(18)	(54)	(54)
Total	$909	$497	$2,298	$1,179

The income tax provisions for the three and nine month periods ended September 29, 2012 were calculated using an effective tax rate of 35.3%
and 34.5%, respectively.  The income tax provisions for the three and nine month periods ended October 1, 2011 were calculated using effective rates of 33%.

The effective tax rates did not differ significantly from the statutory rate of 34%.

NOTE K – SEGMENT INFORMATION

Operations for the periods presented are classified into two principal segments, Aerospace and Industrial. The Aerospace segment produces close tolerance components for all major aircraft engine and ground turbine manufacturers.  The Aerospace segment includes EBTEC as of the June 1, 2012 acquisition date. The Industrial segment combines the Apex Machine Tool product line, which produces fixtures, gauges, molds and specialized machinery, with the EDAC Machinery product line, which produces and repairs spindles and precision grinders.

Segment information as of and for the three and nine month periods ended September 29, 2012 and October 1, 2011 is as follows:

	Net Sales		Income From Operations
	For the three months ended		For the three months ended
Segment	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Aerospace	$19,192	$14,761	$1,862	$1,027
Industrial	8,263	7,080	1,112	734
Consolidated	$27,455	$21,841	$2,974	$1,761

	Income Before Income Taxes
	For the three months ended
	September 29,	October 1,
	2012	2011
Aerospace	$1,611	$880
Industrial	962	629
Consolidated	$2,573	$1,509

	Net Sales		Income From Operations
	For the nine months ended		For the nine months ended
Segment	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Aerospace	$54,692	$42,741	$4,856	$2,691
Industrial	23,337	21,179	2,711	1,662
Consolidated	$78,029	$63,920	$7,567	$4,353

			Income Before Income Taxes
	Assets		For the nine months ended
Segment	September 29,	December 31,	September 29,	October 1,
	2012	2011	2012	2011
Aerospace	$74,850	$52,262	$4,245	$2,195
Industrial	23,830	13,791	2,414	1,381
Consolidated	$98,680	$66,053	$6,659	$3,576

 NOTE L – COMMITMENTS AND CONTINGENCIES

Lease expense under operating leases was $136 and $375 for the three and nine month periods ended September 29, 2012, respectively, and $102 and $307 for the three and nine month periods ended October 1, 2011, respectively.

NOTE M – SUBSEQUENT EVENTS

On October 5, 2012, the Company acquired certain assets of Smith-Renaud, Inc., a privately–owned developer and remanufacturer of turnkey centerless grinding systems and a designer, manufacturer and rebuilder of custom precision spindles.  The Company paid $150 at closing and will pay additional installments upon meeting certain financial measures in the Smith-Renaud product line on each of the first three anniversaries of the closing.  Assuming the certain financial measures are met, the preliminary purchase price is estimated to be between $600 and $800.

On October 11, 2012, the Company’s Board of Directors voted to amend two of the Company’s stock option plans to allow for cashless/net-settled exercises.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)

Sales.

The Company’s sales increased $5,614 or 25.7% and $14,109 or 22.1%, for the three and nine month periods ended September 29, 2012, respectively, as compared to the three and nine month periods ended October 1, 2011.   Sales increases by product line for the three and nine month periods ended September 29, 2012 compared to the three and nine month periods ended October 1, 2011 were as follows:

	For the three months ended
	September 29,	October 1,
Segments	2012	2011	Change

Aerospace	$19,192	$14,761	$4,431
Industrial	8,263	7,080	1,183

Total	$27,455	$21,841	$5,614

	For the nine months ended
	September 29,	October 1,
Segments	2012	2011	Change

Aerospace	$54,692	$42,741	$11,951
Industrial	23,337	21,179	2,158

Total	$78,029	$63,920	$14,109

Segment sales.  Sales for the Aerospace segment (EDAC Aero product line) increased $4,431 or 30.0% and $11,951 or 28.0%, respectively, for the three and nine month periods ended September 29, 2012, as compared to the three and nine month periods ended October 1, 2011.  The increase was due to the increased shipments of fan cases and stators and to the contributions in the amounts of $3,175 and $4,312, for the three and nine month periods ended September 29, 2012, from the Company’s June 1, 2012 acquisition of EBTEC.  EDAC Aerospace’s sales backlog was approximately $301,761 at September 29, 2012.

Sales for the Industrial segment (Apex Machine Tool and EDAC Machinery product lines) increased $1,183 or 16.7% and $2,158 or 10.2%, respectively, for the three and nine month periods ended September 29, 2012.  The Apex Machine Tool product line increased $1,215, or 24.4% and $2,984, or 19.9%, respectively for the three and nine month periods ended September 29, 2012, as compared to the three month and nine month periods ended October 1, 2011, due to new customers and increased business with current customers.  The EDAC Machinery product line decreased $32, or 1.5% and $826 or 13.3%, respectively, for the three and nine month periods ended September 29, 2012, as compared to the three and nine month periods ended October 1, 2011 due to decreased demand of spindle and precision grinder products from aerospace and automotive customers. The Industrial Segment’s sales backlog was approximately $11,908 at September 29, 2012.

As of September 29, 2012, the Company’s total sales backlog was approximately $313,669 compared to $304,253 as of June 30, 2012, and compared to $252,100, as of December 31, 2011.  Backlog consists of accepted purchase orders and long-term contracts that are cancelable by the customer without penalty, except for payment of costs incurred.  The Company presently expects to complete approximately $25,000 of its September 29, 2012 backlog during the remainder of the 2012 fiscal year.  The remaining $288,669 of backlog is deliverable in fiscal year 2013 and beyond.

The increase in backlog since June 30, 2012, is due to the previously announced receipt of a multi-year agreement with an OEM customer to produce a major case assembly over a five-year period.

Sales by Market.  Sales to the Company’s principal markets are as follows:

	For the three months ended		For the nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Aerospace customers	$19,088	$15,497	$56,189	$46,778
Other	8,367	6,344	21,840	17,142
Total	$27,455	$21,841	$78,029	$63,920

Sales to aerospace customers increased $3,591, or 23.2%,and $9,411, or 20.1%, respectively for the three and nine month periods ended September 29, 2012, as compared to the three and nine month periods ended October 1, 2011, due primarily to increased shipments of jet engine parts to our aerospace customers.

Sales to non-aerospace customers increased $2,023, or 31.9%, and $4,698, or 27.4%, respectively for the three and nine month periods ended September 29, 2012, as compared to the three and nine month periods ended October 1, 2011. The increases were due to new customers and to increased non-aerospace sales in the Apex Machine Tool product line.

Cost of Sales.  Cost of sales as a percentage of sales decreased to 78.8% and 80.2% from 82.2% and 83.9%, respectively for the three and nine month periods ended September 29, 2012, as compared to the three and nine month periods ended October 1, 2011.  The decreases for the periods were primarily due to sales levels increasing in the EDAC Aero and Apex Machine Tool product lines significantly more than manufacturing costs due to the fixed element or semi-variable element of certain manufacturing costs.

Gross Profit.  Gross profit as a percentage of sales increased to 21.2% and 19.8% from 17.8% and 16.1%, respectively for the three and nine month periods ended September 29, 2012, as compared to the three and nine month periods ended October 1, 2011. The increases are due to higher volumes and increased efficiencies in the manufacturing process.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased approximately $724, or 34.2%, and $1,886, or 31.6%, respectively for the three and nine month periods ended September 29, 2012, as compared to the three and nine month periods ended October 1, 2011, due primarily to $450 of one-time expenses related to the acquisition of EBTEC along with additional costs associated with EBTEC.

Income from Operations.  Income from operations for the Aerospace segment (EDAC Aero product line) increased $835, or 81.3%, and $2,165, or 80.5%, respectively for the three and nine month periods ended September 29, 2012, as compared to the three and nine month periods ended October 1, 2011.  The increase was driven primarily by the profit impact of higher sales volumes and the addition of EBTEC.

Operating income for the Industrial segment (Apex Machine Tool and EDAC Machinery product lines) increased $378, or 51.5%, and $1,049, or 63.1%, respectively for the three and nine month periods ended September 29, 2012, as compared to the three and nine month periods ended October 1, 2011.  The increase was primarily due to increased sales volumes as well as an ongoing effort towards the production of more complex parts in the Apex Machine Tool product line.

Interest Expense.  Interest expense increased approximately $149, or 59.1%, and $131, or 16.9%, respectively for the three and nine month periods ended September 29, 2012, as compared to the three and nine month periods ended October 1, 2011.  The increases were due to increased borrowing levels associated with the EBTEC acquisition and the purchase of the Plainville and Cheshire facilities.

 Income Taxes.  The income tax provisions for the three and nine month periods ended September 29, 2012, were calculated using an annual tax rate of 35.3% and 34.5%, respectively.  The income tax provisions for the three and nine month periods ended October 1, 2011, were calculated using an effective rate of 33%.

Liquidity and Capital Resources.

Cash Flow used in Operating Activities

	Nine Months Ended
	September 29,	October 1,
	2012	2011
Net cash flows provided by operating activities:	$389	$3,058

Impacting cash flow for the first nine months of 2012 was cash used by working capital items in the amount of $6,919, which consisted primarily of increases in accounts receivable and inventories of $2,600 and $3,261, respectively, partially offset by increases in accounts payable and accrued expenses. The increases in receivables and inventory were due to the increases in the Company’s sales and backlog.

Impacting cash flow for the first nine months of 2011 was cash used by working capital items in the amount of $1,584 and consisted primarily of increases in accounts receivable and inventory of $2,109 and $645, respectively, partially offset by increases in accrued expenses and employee compensation.

Cash Flow used in Investing Activities

	Nine Months Ended
	September 29,	October 1,
	2012	2011
Net cash flows used in investing activities:	$(23,700)	$(2,194)

Cash used in investing activities reflects the Company’s purchase of the Cheshire Facility, a 293,000 square foot manufacturing facility on June 29, 2012, for $8,175.  Four EDAC operations currently housed in separate locations in nearby Farmington and Newington, Conn., including its aerospace product lines as well as its APEX Machine Tool product line, will be consolidated and integrated into the new facility.  The facility is located on a 50-acre site and formerly housed an aerospace engine repair facility of United Technologies Corporation’s Pratt and Whitney Aircraft division.  Upon the move into the Cheshire facility, the Company expects to then put up for sale its Newington location and two of its four Farmington buildings.  The Company also has facilities in Auburn and Agawam, Mass., that will not be part of the relocation.

Cash used in investing activities also reflects the Company’s June 1, 2012 acquisition of all of the outstanding stock of EBTEC.  The purchase price, less $1,650 paid by the issuance of shares of the Company’s common stock, less $217 cash acquired, was paid in cash in the amount of $9,045.

Prior to the purchase of the Cheshire Facility, the Company had purchased the Plainville Facility.

Cash used in investing activities also reflects capital expenditures of $3,831 primarily for machinery and equipment to increase machining capacity. Total expected capital expenditures for the remainder of the current fiscal year are approximately $2,300, primarily for machinery and equipment.

Cash Flow from Financing Activities

	Nine Months Ended
	September 29,	October 1,
	2012	2011
Net cash flows provided by (used in) financing activities:	$24,255	$(159)

During the nine months ended September 29, 2012, payments of $2,120 against term debt were offset by borrowings on the Company’s revolving and equipment lines of credit in the amounts of $8,831 and $4,095, respectively.

The June 29, 2012 purchase of the Cheshire facility was funded by a $6,540 term loan with TD Bank. Monthly payments of interest only at the prime rate are due through July 28, 2013. Monthly payments of principal and interest are due after July 8, 2013 at an adjustable rate equal to the monthly LIBOR rate plus 3%, however, pursuant to a swap agreement with TD Bank, the Company has effectively fixed its interest rate at 4.63%.

The June 1, 2012 acquisition of EBTEC was funded by a $3,785 term note and a $900 mortgage both with TD Bank.  The term loan is payable in monthly installments of principal and interest beginning on July 1, 2012 and will mature on June 30, 2017.  Interest accrues on the $3,785 term loan at a per annum fixed rate of 4.05%.  The $900 mortgage is payable in monthly installments of principal and interest beginning on July 1, 2012 and will mature on June 30, 2017.  Interest will accrue on the $900 mortgage at a per annum fixed rate of 3.86%.

On June 1, 2012, the Company closed on a one-year mortgage with TD Bank on the Plainville Facility in the amount of $2,120.  The mortgage is payable in monthly installments of interest only beginning on July 1, 2012 and will mature on the earlier to occur of the sale of the Plainville Facility or July 31, 2013.   The mortgage proceeds were used to pay down the revolving line of credit.

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

The Company’s revolving line of credit with TD Bank provides for borrowings up to $17,000, as amended on September 19, 2012, and is limited to an amount determined by a formula based on percentages of receivables and inventory.  Although payable on demand, the revolving line of credit is reviewed annually by the bank in July and renewed at its discretion.  On June 1, 2012, the bank renewed the revolving line of credit through July 2013.  As of September 29, 2012, the Company had $10,250 outstanding on its revolving line of credit and $4,700 outstanding on its equipment line of credit and had $4,640 and $0, respectively, available for additional borrowings.  As of November 1, 2012, the Company had $9,250 outstanding on its revolving line of credit and $5,640 was available for additional borrowings.

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

During the measurement period of up to one year from the acquisition date, the Company may recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisitions date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The Company may also for a period of up to one year from the acquisition date adjust the fair value of the assets and liabilities previously valued.

Revenue Recognition:  Sales are recorded when all criteria for revenue recognition have been satisfied, which is generally when goods are shipped to the Company’s customers.  The Company defers revenue recognition on certain product shipments until customer acceptance, including inspection and installation requirements, as defined, are achieved.  The Company has entered into long term contracts with certain customers.  Such contracts do not typically include provisions for fixed quantities or prices.  Revenue is generally recorded when goods are shipped.  The Company follows all of the requirements of accounting principles generally accepted in the United States of America with regards to bill and hold transactions.  Under these bill and hold arrangements, customers asked the Company to retain the product at its facilities until they provided delivery instructions.

Accounts receivable- The Company evaluates its allowance for doubtful accounts by considering the age of each invoice, the financial strength of the customer, the customer’s past payment record and subsequent payments.

Inventories- Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Provisions for slow moving and obsolete inventory are provided based on historical experience and product demand.

Share-based compensation - Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The Company estimates the fair value of plain-vanilla stock options using the Black-Scholes option-pricing model. Key input assumptions used to estimate the fair value of stock options include the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Based on historical data, the Company used a 0% forfeiture rate.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s plain-vanilla stock options.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Pension- The Company maintains a frozen defined benefit pension plan.  Assumptions used in accounting for the plan include the discount rate and expected rate of return on plan assets.  The assumptions are determined based on appropriate market indicators and are evaluated each year as of the plan’s measurement date.  A change in either of these assumptions would have an effect on the Company’s net periodic benefit cost.

Income Taxes – The Company recognizes deferred tax assets when, based upon available evidence, realization is more likely than not.  The Company has no uncertain tax positions as of September 29, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure and procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 29, 2012  and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the nine months ended September 29, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS

3.1	EDAC’s Amended and Restated Articles of Incorporation*

3.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation*

3.3	EDAC’s Amended and Restated By-laws* .

10.1	Amended and Restated Employment Agreement dated as of July 6, 2012, between EDAC and Dominick A. Pagano*

10.2	Sixth Amendment to Credit Agreement by and between the Borrowers and TD Bank N.A. dated as of September 19, 2012*

10.3	Fourth Amended and Restated Revolving Credit Note dated September 19, 2012, made by EDAC, Gros-Ite, Apex and EBTEC in favor of TD Bank, N.A.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

EDAC TECHNOLOGIES CORPORATION

November 2, 2012	By:	/s/ Glenn L. Purple
Glenn L. Purple, Chief Financial
Officer and duly authorized officer

EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1	EDAC’s Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation. (2)

3.3	EDAC’s Amended and Restated By-laws. (3)

10.1	Amended and Restated Employment Agreement dated as of July 6, 2012, between EDAC and Dominick A. Pagano. (4)

10.2	Sixth Amendment to Credit Agreement by and between the Borrowers and TD Bank N.A. dated as of September 19, 2012. (5)

10.3	Fourth Amended and Restated Revolving Credit Note dated September 19, 2012, made by EDAC, Gros-Ite, Apex and EBTEC in favor of TD Bank, N.A. (5)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission file No. 2-99491, Amendment No.1.

(2)	Exhibit incorporated by reference to the Company’s Report on Form 10-Q dated July 30, 2008.

(3)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated February 19, 2002.

(4)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated July 6, 2012.

(5)	Exhibit incorporated by reference to the Company’s Report on Form 8-K dated September 19, 2012.

*  Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.