Form 10-K
period 2012-12-29
EDAC TECHNOLOGIES CORP
filed 2013-03-15
CIK 772572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2012, the aggregate market value of the registrant’s Common Stock (based upon the $11.28 closing price on that date on the NASDAQ Capital Market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $48,405,548.

As of March 11, 2013, there were 5,317,440 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Into Which Portions of
DOCUMENT	Document are Incorporated

Annual Report to Shareholders for the fiscal year ended December 29, 2012	Part II

Proxy Statement relating to the 2013 Annual Meeting of Shareholders	Part III

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

PART I

Item 1.   Business.

General

The accompanying consolidated financial statements include EDAC Technologies Corporation (“We”, “Us”, “EDAC” or the “Company”) and its wholly-owned subsidiaries, Gros-Ite Industries, Apex Machine Tool Company, Inc., and EBTEC Corporation.  EDAC was incorporated in Wisconsin in 1985.  We provide complete design, manufacture and service meeting the precision requirements of some of the most exacting customers in the world for tooling, fixtures, molds, jet engine components and machine spindles.  The Company and its subsidiaries operate as two business segments.

On May 27, 2009, the Company acquired substantially all of the assets and certain liabilities of MTU Aero Engines North America, Inc.’s Manufacturing Business Unit (“AENA”), which manufactures rotating components such as disks, rings and shafts for the aerospace industry. This business is hereinafter referred to as “AERO”.

On June 1, 2012, the Company acquired all of the outstanding stock of EBTEC Corporation which manufactures jet engine parts and provides services to the aerospace and industrial markets including electron beam laser welding, laser cutting and laser drilling, EDM, vacuum heat treating and abrasive waterjet cutting as well as expanding the Company’s markets to include semiconductors and medical devices.  This business is hereinafter referred to as “EBTEC”.

On October 5, 2012, the Company acquired certain assets and liabilities of Smith-Renaud, Inc. which manufactures centerless grinding systems and custom precision spindles.  This business is hereinafter referred to as “Smith-Renaud”.

Products

EDAC AERO produces low pressure turbine cases, hubs, rings, disks and other complex, close tolerance components for all major aircraft engine and ground turbine manufacturers. This product line specializes in turnings and 4 and 5 axis milling of difficult-to-machine alloys such as waspalloy, hastalloy, inconnel, titanium, high nickel alloys, aluminum and stainless steels. Its products also include rotating components, such as disks, rings and shafts.  Precision assembly services include assembly of jet engine sync rings, aircraft welding and riveting, post-assembly machining and sutton barrel finishing.  EDAC AERO also includes the businesses of EBTEC and Aero Engine Component Repair. EBTEC manufactures jet engine parts and provides services to the aerospace and industrial markets including electron beam laser welding, laser cutting and laser drilling, EDM, vacuum heat treating and abrasive waterjet cutting as well as expanding the Company’s markets to include semiconductors and medical devices.  Aero Engine Component Repair is engaged in precision machining for the maintenance and repair of selected components in the aircraft engine industry.  Geographic markets include the U.S., Canada, Mexico, Europe and Asia, although most of this product line’s sales come from the United States.

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

EDAC Machinery (“Machinery”) designs, manufactures and repairs all types of precision rolling element bearing spindles including hydrostatic and other precision rotary devices.  Custom spindles are completely assembled in a Class 10,000 Clean Room and are built to suit any manufacturing application up to 100 horsepower and speeds in excess of 100,000 revolutions per minute.  Machinery’s repair service can recondition all brands of precision rolling element spindles, domestic or foreign. The Company also manufactures and services precision grinders as a part of its Machinery product line. The Machinery product line serves a variety of customers: machine tool manufacturers, special machine tool builders and integrators, industrial end-users, and powertrain machinery manufacturers and end-users.  Geographic markets include the U.S., Canada, Mexico, Europe and Asia, although sales come primarily from the United States.

EBTEC. EDAC acquired EBTEC on June 1, 2012.  EBTEC is now a wholly-owned subsidiary of EDAC, and will be operated by EDAC as its EBTEC Division of its AERO segment. EBTEC is engaged in the business of providing precision fabricating services, including electron beam welding, laser welding, cutting and drilling, abrasive waterjet cutting and conventional machining, fabrication and welding services, and surface texturing.

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

Marketing and Competition

The Company developed its high skill level by serving the aerospace industry for over 50 years. For the fiscal year ended December 29, 2012, sales to United Technologies Corporation and its affiliates amounted to approximately 35% of our sales.  We provide a range of components, tooling, fixtures and design services for this aerospace company. Although we have expanded our commitment to serving the manufacturing needs of a broad base of industrial customers, the loss of this customer, or a significant decrease in the amount of business we do with this customer, could have a material adverse effect on our business.

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

Backlog

Our backlog as of December 29, 2012, was approximately $304,016,000 compared to approximately $252,100,000 as of December 31, 2011.  The increase is primarily due to increased orders in all product lines.  Backlog consists of accepted purchase orders that are cancelable or may be rescheduled by the customer without penalty, except for payment of costs incurred, and may involve delivery times that extend over periods as long as three years. We presently expect to complete approximately $76,000,000 of our December 29, 2012 backlog during the 2013 fiscal year.

We maintain a website with the address www.edactechnologies.com.  We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Employees

As of March 11, 2013, we had approximately 480 employees.

Item 1A.  Risk factors.

Our business, operating results, financial condition and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results.

For a discussion of other matters which may affect our financial condition, results of operations or cash flows, see the further discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report.

We depend on revenues from a small number of significant customers. Any loss, cancellation, reduction or delay in purchases by these customers could harm our business.

Our largest customer accounted for 35% of our sales during fiscal 2012.  Our success will depend on our continued ability to develop and manage relationships with this and other significant customers. Some of our customers could in the future shift some or all of their purchases from us to our competitors, or to other sources, or bring such business in-house.  The loss of one or more of our largest customers, a significant reduction or delay in sales to one or more of these customers, an inability to successfully develop relationships with new customers, or future price concessions we could make to retain customers could significantly reduce our sales and profitability.

Our financial performance is dependent on the conditions of the aerospace industry.

Sales to our aerospace customers, which generated 75% of our total sales in 2012, are directly tied to the economic conditions in the commercial aviation and defense industries. The aviation industry is cyclical, and capital spending by airlines and aircraft manufacturers may be influenced by a wide variety of factors including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Also, since a significant portion of the backlog for commercial customers is scheduled for delivery beyond 2013, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled.  A reduction in capital spending in the aviation or defense industries could have a significant effect on the sales of our EDAC Aero and Apex Machine Tool product lines, which could have an adverse effect on our financial performance or results of operations.

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

We may not realize all of the sales expected from our existing Aerospace segment backlog.

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

We engage in acquisitions and may encounter difficulties integrating acquired businesses with our current operations; therefore, we may not realize the anticipated benefits of these acquisitions.

We seek to grow through strategic acquisitions in addition to internal growth. In the past several years, we have made various acquisitions expected to complement and expand our businesses, and expect to do so in the future. On June 1, 2012, we acquired EBTEC Corporation and on October 5, 2012 we acquired the assets of Smith Renaud, Inc.  Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We also may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, or in managing strategic investments. Additionally, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

Our debt has increased as a result of the EBTEC acquisition and the acquisition of the Cheshire Facility.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. We have incurred substantial additional debt as a result of the EBTEC acquisition and the acquisition of certain property located in Cheshire, Connecticut and Plainville, Connecticut. As of December 29, 2012, we had approximately $39.6 million of total debt. Our debt level and related debt service obligations could have negative consequences, including, among others:

•
requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds we have available for other purposes, such as acquisitions;

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions; and

•	exposing us to interest rate risk since a portion of our debt obligations are at variable rates.

We may incur significantly more debt in the future. If we add new debt and do not retire existing debt, the risks described above could increase.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Properties.

The following table describes the location and general character of our principal plants and other materially important physical properties.

	Square	Owned or	Principal
Address	Feet	Leased	Activity

500 Knotter Drive	293,000	Owned	Manufacturing
Cheshire, CT 06410		(1)

1790 New Britain Ave.	47,000	Owned	Manufacturing
Farmington, CT 06032		(1)	Design engineering
			services
1798 New Britain Ave.	20,800	Owned	Design and manufac-
Farmington, CT 06032		(1)	ture of spindles

1806 New Britain Ave.	19,200	Owned	Manufacturing
Farmington, CT 06032		(1)	Corporate offices

21 Spring Lane	44,000	Owned	Manufacturing
Farmington, CT 06032		(1)	Warehouse

35 Holland Dr.	14,400	Owned	Repair
Newington, CT 06111

275 Richard Street	75,000	Owned	Manufacturing
Newington, CT 06111		(1)

120 Shoemaker Lane	35,500	Owned	Manufacturing
Agawam, MA 01001		(1)

36 Sword Street	18,300	Leased	Manufacturing
Auburn, MA 01501

67 Katherine St.	16,000	Leased	Manufacturing
Westfield, MA 01085

524 W. Johnson Ave.	20,000	Leased	Manufacturing
Cheshire, CT 06410

10 New Britain Ave.	181,000	Owned	Held for sale
Plainville, CT 06062		(1)

(1)	Property subject to mortgage securing certain corporate indebtedness.

Item 3.   Legal Proceedings.

We are not a party to any material pending legal proceedings.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information in response to this item is incorporated herein by reference to "Market Information" on pages 5 through 6 of our 2012 Annual Report to Shareholders.  The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Form 10-K

Item 6.   Selected Financial Data.

Information in response to this item is incorporated herein by reference to "Selected Financial Information" on page 7 of our 2012 Annual Report to Shareholders.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information in response to this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 16 of our 2012 Annual Report to Shareholders.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

Not required under Regulation S-K for “smaller reporting companies”

Item 8.   Financial Statements and Supplementary Data.

Information in response to this item is incorporated herein by reference to pages 17 through 46 of our 2012 Annual Report to Shareholders.

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures.
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 29, 2012.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on this evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are functioning in an effective manner in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including the Company’s Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.
There has been no change in the Company’s internal control over financial reporting during the Company’s fiscal year ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting.
The management of EDAC is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has assessed the effectiveness of EDAC’s internal control over financial reporting as of December 29, 2012.  In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Internal Framework.  Management concluded that, based on its assessment, EDAC maintained effective internal control over financial reporting as of December 29, 2012.

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

Item 9B.  Other Information.

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

 Information in response to this item is incorporated herein by reference to "Election of Directors" and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders (“EDAC’s 2013 Proxy Statement”), which will be filed within 120 days after the end of our fiscal year ended December 29, 2012.

We have adopted a written code of ethics that applies to all of our employees and directors, including but not limited to, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our code of ethics is publicly available at our website at www.edactechnologies.com/investor/ and is also available without charge by writing to: Glenn L. Purple, Secretary, EDAC Technologies Corporation, 500 Knotter Drive, Cheshire, Connecticut 06410.

Item 11.   Executive Compensation.

 Information in response to this item is incorporated herein by reference to "Executive Compensation" in EDAC’s 2013 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 Information in response to this item is incorporated herein by reference to "Security Ownership" in EDAC’s 2013 Proxy Statement.

The following table sets forth certain information regarding our equity compensation plans as of December 29, 2012.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	600,509	(3)	$5.77	19,657	(5)
Equity compensation plans not approved by security holders (2)	270,197	(4)	$7.72	0
Total	870,706		$6.35	19,657

(1)    Consists of the 2008 Equity Incentive Plan (the “2008 Plan”), and the 2011 Equity Incentive Plan (the “2011 Plan”), (for the purposes of this footnote together, the “Plans”). The Plans provide for the grant of incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986, as amended, to employees and nonqualified stock options to employees and directors. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. Options are generally granted for a term of five or ten years. The exercise price of options granted under the Plans must not be less than the fair market value of the Company’s common stock on the date of grant. The 2008 Plan and the 2011 Plan provide for the issuance of up to 500,000 and 250,000 shares of common stock, respectively, upon the exercise of options granted under such plans.

(2)    Consists of the following equity compensation plans: the 2000 Employee Stock Option Plan (the “2000 Plan”) and the 2000-B Employee Stock Option Plan (the “2000-B Plan”), (for the purposes of this footnote together, the “Plans”).  Each of the Plans provide for the grant of stock options to any director, officer or employee of the Company or any of its subsidiaries.  The 2000 Plan also provides for the grant of stock options to consultants of the Company and its subsidiaries.  Each of the Plans is administered by the Compensation Committee of the Company’s Board of Directors.  Options are generally granted for a term of five or ten years.  The exercise price of options granted under each of the Plans must not be less than the fair market value of the Company’s common stock on the date of grant.  The 2000 Plan and the 2000-B Plan each provide for the issuance of up to 300,000 and 500,000 shares of common stock, respectively, upon the exercise of options granted under such plans.

(3)  Consists of outstanding options to purchase 176,342 shares under the 2008 Plan and 424,167 shares under the 2011 Plan.

(4)  Consists of outstanding options to purchase 100,384 shares under the 2000 Plan and 169,813 shares under the 2000-B Plan.

(5)   Consists of 19,657 shares issuable under the 2011 Plan.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

There are no related party transactions to report.  The information required by Item 13 with respect to Director Independence is incorporated herein by reference to “Board and Committee Meetings and Related Matters” in EDAC’s 2013 Proxy Statement.

Item 14.   Principal Accounting Fees and Services.

 Information in response to this item is incorporated herein by reference to "Fees of Independent Auditors" in EDAC’s 2013 Proxy Statement.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

    (a)    Documents filed as a part of this report:

1.  Financial Statements.

The financial statements required to be filed by Item 8 hereof have been incorporated by reference to our 2011 Annual Report to Shareholders and consist of the following:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of December 29, 2012 and December 31, 2011.

Consolidated Statements of Comprehensive Income—Fiscal Years Ended December 29, 2012 and December 31, 2011.

Consolidated Statements of Cash Flows-Fiscal Years Ended December 29, 2012 and December 31, 2011.

Consolidated Statements of Changes in Shareholders' Equity-Fiscal Years Ended December 29, 2012 and December 31, 2011.

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

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of EDAC Technologies Corporation and subsidiaries (the “Company”) referred to in our report dated March 15, 2013, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
March 15, 2013

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
EDAC TECHNOLOGIES CORPORATION AND SUBSIDIARIES

COL. A	COL. B	COL. C			COL. D	COL. E
	Balance at	ADDITIONS
	Beginning	Charged to Costs	EBTEC	Charged to Other	Deductions	Balance at End
DESCRIPTION	of Year	and Expenses	Acquisition	Accounts-Describe	Describe	of Year

YEAR ENDED DECEMBER 29, 2012:
Reserves and allowances deducted
from asset accounts:

Allowance for
doubtful accounts receivable	$283,834	$130,830	$73,626	($29,129)	(1) $62,625	$396,537

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

Date: March 15, 2013

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

Signatures	Title	Date

/s/ Dominick A. Pagano	President, Chief Executive	March 15, 2013
Dominick A. Pagano	Officer and Director
(Principal Executive Officer)

/s/ Glenn L. Purple	Chief Financial Officer, Vice	March 15, 2013
Glenn L. Purple	President-Finance and Secretary
(Principal Financial and Accounting Officer)

/s/ Lee K. Barba	Director	March 15, 2013
Lee K. Barba

/s/Joseph P. Lebel	Director	March 15, 2013
Joseph P. Lebel

/s/John A. Rolls	Director	March 15, 2013
John A. Rolls

/s/Joseph S. Ruggiero	Director	March 15, 2013
Joseph Ruggiero

/s/Christopher R. Sansone	Director	March 15, 2013
Christopher R. Sansone

/s/Daniel C. Tracy	Director, Chairman of the Board	March 15, 2013
Daniel C. Tracy

EXHIBIT INDEX

Exhibit		Sequential
Number		Page Number

2.1	Asset Purchase Agreement, dated May 18, 2009, by and between EDAC and MTU Aero Engines North America, Inc.	(14)

3.1	EDAC's Amended and Restated Articles of Incorporation	(1)

3.2	Articles of Amendment to EDAC's Amended and Restated Articles of Incorporation	(13)

3.3	EDAC’s Amended and Restated By-Laws	(4)

4.1	EDAC’s Amended and Restated Articles of Incorporation	(1)

4.2	Articles of Amendment to EDAC's Amended and Restated Articles of Incorporation	(13)

4.3	Sections of EDAC’s By-Laws	(4)

10.1	Gros-Ite division Pension Plan	(1)

10.2	EDAC Technologies Corporation 2000 Stock Option Plan	(2)

10.3	EDAC Technologies Corporation 2000-B Stock Option Plan	(2)

10.4	Loan Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(3)

10.5	Commercial Mortgage Note dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(3)

10.6	Open-End Mortgage Deed and Security Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(3)

10.7	Environmental Indemnification Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(3)

10.8	Form of Agreements regarding Indemnification between EDAC and each of its directors and executive officers.	(5)

10.9	Note and Mortgage Modification Agreement by and between EDAC and Farmington Savings Bank dated October 15, 2003	(6)

10.10	Loan Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.	(7)

10.11	Term Note by and between EDAC, Apex and Banknorth N.A dated March 5, 2004.	(7)

10.12	Open-End Mortgage, Commercial Mortgage, Security Agreement and Assignment of Leases and Rents by and between Banknorth N.A and EDAC dated March 5, 2004.	(7)

10.13	Open-End Mortgage, Commercial Mortgage, Security Agreement and Assignment of Leases and Rents by and between Apex and Banknorth N.A dated March 5, 2004.	(7)

10.14	Hazardous Substance Certificate and Indemnification Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.	(7)

10.15	Commercial Security Agreement dated as of December 28, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(8)

10.16	Amended and Restated Employment Agreement dated as of February 12, 2007 between EDAC and Dominick Pagano	(9)

10.17	Employment Agreement dated as of February 12, 2007 between EDAC and Glenn L. Purple	(9)

10.18	EDAC Technologies Corporation 2008 Equity Incentive Plan	(10)

10.19	Credit Agreement , dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.	(11)

10.20	Security Agreement, dated as of May 27, 2009, by and between EDAC, Gros-Ite, Apex and TD Bank, N.A.	(11)

10.21	Term Note, dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.	(11)

10.22	Revolving Credit Note, dated as of May 27, 2009, by and among by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.	(11)

10.23	Mortgage Note, dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.	(11)

10.24	Open-End Mortgage Deed and Security Agreement, dated as of May 27, 2009, by and between EDAC and TD Bank N.A.	(11)

10.25	Environmental Indemnity Agreement, dated as of May 27, 2009, by and between EDAC, Gros-Ite, Apex and TD Bank, N.A.	(11)

10.26	Secured Promissory Note, dated as of May 27, 2009, by EDAC in favor of MTU Aero Engines North America, Inc.	(11)

10.27	Amended and Restated Employment Agreement dated as of January 14, 2010 between EDAC and Dominick Pagano	(12)

10.28	EDAC Technologies Corporation 2011 Equity Incentive Plan	(13)

10.29	Third Amendment to Credit Agreement and Modification of Mortgage, dated as of July 27, 2011, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.	(14)

10.30	Second Amended and Restated Revolving Credit Note as of July 27, 2011 made by EDAC, Gros-Ite and Apex in favor of TD Bank, N.A.	(14)

10.31	Third Term Note, dated as of July 27, 2011, made by EDAC, Gros-Ite and Apex in favor of TD Bank, N.A.	(14)

10.32	Fixed Asset Note, dated July 27, 2011, made by EDAC, Gros-Ite and Apex in favor of TD Bank, N.A.	(14)

10.33	Fourth Amendment to Credit Agreement and Modification of Mortgage and Joinder by and between the Borrowers and TD Bank dated as of June 1, 2012.	(15)

10.34	$12,000,000 Third Amended and Restated Revolving Credit Note from the Borrowers payable to TD Bank dated as of June 1, 2012.	(15)

10.35	$2,120,000 Fourth Term Note from the Borrowers payable to TD Bank dated as of June 1, 2012.	(15)

10.36	$900,000 Fifth Term Note from the Borrowers in favor of TD Bank dated as of dated as of June 1, 2012.	(15)

10.37	$3,785,000 Sixth Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012.	(15)

10.38	Allonge to Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012.	(15)

10.39	Allonge to Second Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012.	(15)

10.40	Allonge to Third Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012.	(15)

10.41	Allonge to Mortgage Note from the Borrowers in favor of the Lender dated as of June 1, 2012.	(15)

10.42	Allonge to Fixed Asset Note from the Borrowers in favor of the Lender dated as of June 1, 2012.	(15)

10.43	Security Agreement from EBTEC in favor of the Lender dated as of June 1, 2012.	(15)

10.44	Open-End Construction Mortgage Deed and Security Agreement from EDAC in favor of the Lender re the Plainville Property, dated as of June 1, 2012.	(15)

10.45	Collateral Assignment of Leases, Rentals and Property Income from EDAC in favor of the Lender dated as June 1, 2012.	(15)

10.46	Mortgage Security Agreement from EBTEC in favor of the Lender dated as of June 1, 2012.	(15)

10.47	Collateral Assignment of Leases, Rentals and Property Income from EBTEC in favor of the Lender dated as of June 1, 2012.	(15)

10.48	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 1, 2012 regarding Plainville Property.	(15)

10.49	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 1, 2012 regarding Agawam Property.	(15)

10.50	Assignment of Contracts, Licenses and Permits from EDAC in favor of the Lender dated as of June 1, 2012.	(15)

10.51	Trademark Security Agreement from EBTEC in favor of the Lender dated as of June 1, 2012.	(15)

10.52	Fifth Amendment to Credit Agreement and Modification of Mortgage and Joinder by and between the Borrowers and TD Bank N.A. dated as of June 29, 2012.	(16)

10.53	$6,540,000 Seventh Term Note from the Borrowers payable to TD Bank N.A. dated as of June 29, 2012.	(16)

10.54	Open-End Mortgage Deed and Security Agreement from EDAC in favor of the Lender re the Cheshire Property, dated as of June 29, 2012.	(16)

10.55	Collateral Assignment of Leases, Rentals and Property Income from EDAC in favor of the Lender dated as of June 29, 2012.	(16)

10.56	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 29, 2012 regarding Cheshire Property.	(16)

10.57	Fifth Amendment to Credit Agreement and Modification of Mortgage and Joinder by and between the Borrowers and TD Bank N.A. dated as of June 29, 2012.	(16)

10.58	$6,540,000 Seventh Term Note from the Borrowers payable to TD Bank N.A dated as of June 29, 2012.	(16)

10.59	Open-End Mortgage Deed and Security Agreement from EDAC in favor of the Lender re the Cheshire Property, dated as of June 29, 2012.	(16)

10.60	Collateral Assignment of Leases, Rentals and Property Income from EDAC in favor of the Lender dated as of June 29, 2012.	(16)

10.61	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 29, 2012 regarding Cheshire Property.	(16)

10.62	Amended and Restated Employment Agreement dated as of July 6, 2012, between EDAC and Dominick A. Pagano.	(17)

10.63	Sixth Amendment to Credit Agreement by and between the Borrowers and TD Bank N.A. dated as of September 19, 2012.	(18)

10.64	Fourth Amended and Restated Revolving Credit Note dated September19, 2012, made by EDAC, Gros-Ite, Apex and EBTEC in favor of TD Bank, N.A.	(18)

11	Earnings per share information has been incorporated by reference to EDAC’s 2012 Annual Report to Shareholders

13*	EDAC’s 2012 Annual Report to Shareholders

14	EDAC Technologies Corporation Code of Ethics	(6)

21*	Subsidiaries

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Exhibit incorporated by reference to the Company's registration statement on Form S-1 dated August 6, 1985, commission File No. 2-99491, Amendment No. 1.

(2)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.

(3)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated February 19, 2002.

(5)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 30, 2002.

(6)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.

(7)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated April 3, 2004.

(8)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2005.

(9)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2007.

(10)	Exhibit incorporated by reference to the Company’s registration statement on Form S-8 dated August 1, 2008.

(11)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2009.

(12)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated January 14, 2010.

(13)	Exhibit incorporated by reference to the Company’s registration statement on Form S-8 dated July 22, 2011.

(14)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated July 27, 2011.

(15)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2012.

(16)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2012.

(17)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2012.

(18)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated September 19, 2012.

* Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.