Form 10-K/A
period 2012-12-29
EDAC TECHNOLOGIES CORP
filed 2013-04-29
CIK 772572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

5 McKee Place, Cheshire, Connecticut 06410

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (860) 677-2603

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0025 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

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

As of April 25, 2013, there were 5,318,440 shares of Common Stock outstanding.

EXPLANATORY NOTE

EDAC Technologies Corporation (the “Company” or “EDAC,” or “we”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2013. The Amendment No. 1 solely sets forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of our fiscal year ended December 29, 2012. This Amendment No. 1 amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment No. 1 does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The Company’s board of directors is presently composed of seven members. Each director holds office until the next succeeding annual meeting and until his or her successor is duly elected.

Brief biographical information for each current director is set forth below.

Name	Age	Director Since	Principal Occupation
Lee K. Barba (1)	62	2010	CEO of Maitoya Farm Inc. (a private investment and consulting firm)

Joseph Lebel (2)	82	2005	Retired Quality Control Manager for the Company

Dominick A. Pagano (3)	69	2001	President and Chief Executive Officer of the Company

John A. Rolls (4)	71	2009	Managing Partner of Core Capital Partners LLP (a private investment partnership)

Joseph S. Ruggiero (5)	62	2012	Retired Supply Chain and Contracts Manager for Pratt & Whitney Aircraft

Christopher R. Sansone (6)	38	2011	Managing Member of Sansone Capital Management, LLC (a private portfolio management company) and analyst for Robotti & Company LLC (a diversified financial services boutique)

Daniel C. Tracy (7)	72	1999	Chairman of the Board of the Company and Business Consultant

(1)	Mr. Barba was Chairman and Chief Executive Officer of thinkorswim Group Inc., a leading online brokerage and investor education firm which he built through acquisitions from 2000 until its sale to TD Ameritrade in 2009. Prior to that, he was President of Coral Energy L.P., a joint venture of Shell Oil Company focused on deregulated energy markets and spent over 22 years on Wall Street as an investment banker at Paine Webber, Lehman Brothers and Bankers Trust. Mr. Barba’s qualifications for service with the Board include his ability to bring to the Board his experience as a CEO of a large public company and his experience on Wall Street in investment banking.

(2)	Mr. Lebel was the Quality Control Manager for the Company from 1961 until he retired in 1995. He was a director of the Company from 2001 to 2002. Mr. Lebel’s qualifications for service with the Board include his ability to bring to the Board his long experience in Aerospace quality control.
(3)	Mr. Pagano became President and Chief Executive Officer of the Company in February 2003. Until March 2007, Mr. Pagano also owned and operated Dapco Industries, Inc., a manufacturer of ultrasonic inspection equipment for the steel and railroad industries, which he founded in 1972, serving as its President and Chief Executive Officer. In March 2007, Mr. Pagano sold Dapco Industries, Inc. and, in March 2009, concluded a two year contract serving on a part time basis as its President. Mr. Pagano served as Chairman of the Board of Directors of American Environmental Technologies, Inc. from 1988 until 1999. Mr. Pagano has been a director of the Company since July 2001, but he did not serve as a director from April 2002 to October 2002. Mr. Pagano’s qualifications for service with the Board include his demonstrated leadership skills and extensive operating experience. He is highly experienced at driving operational excellence.
(4)	Mr. Rolls is Managing Partner of Core Capital Partners LLP, a private investment partnership, a position he has held since 2006. From 1996 until 2006 he served as President and Chief Executive Officer of Thermion Systems International; previously, he was President and Chief Executive Officer of Deutsche Bank North America; Executive Vice President and Chief Financial Officer of United Technologies; Senior Vice President and Chief Financial Officer of RCA; and Treasurer of Monsanto Company. Mr. Rolls is a director of FuelCell Energy, Inc. and International Executive Service Corporation. Mr. Rolls’ qualifications for service with the Board include his ability to bring to the Board his experience as CEO for a large public company and his experience as CFO of United Technologies Corporation.
(5)	Mr. Ruggiero was employed by Pratt & Whitney Aircraft, a division of United Technologies Corporation, from 1973 until his retirement in 2010, serving as Supply Chain and Contracts Manager since 1990. Mr. Ruggiero’s qualifications for service with the Board include his ability to bring to the Board his extensive experience in managing the procurement of jet engines parts as well as expertise in Strategic Source Planning for one of the world’s largest jet engines manufacturers.
(6)	Mr. Sansone is the founder and managing member of Sansone Capital Management, LLC, formed in July 2007. Mr. Sansone has been an analyst for Robotti & Company LLC, a New York City based diversified financial services boutique since September 2003 except for the period of time from June 2009 to September 2009 when Mr. Sansone joined a newly formed private equity group called Seaward Partners, which focuses on acquiring small public and private companies. While at Robotti & Company, he has advised the firm’s institutional clients on small cap investment opportunities. Mr. Sansone is a graduate of Pace University. Mr. Sansone’s qualifications for service with the Board include his ability to bring to the Board his experience and perspective as an analyst and as a managing partner of an investment partnership.

(7)	Mr. Tracy was employed by Arthur Andersen LLP from 1963 until his retirement in 1998, serving since 1975 as a partner. Mr. Tracy’s qualifications for service with the Board include his ability to bring to the Board his extensive financial and accounting experience acquired through oversight of Arthur Andersen’s audits of public companies. Mr. Tracy qualifies as an audit committee financial expert.

Audit Committee

The Board has a separately designated Audit Committee established pursuant to Section 3(a)(58)14) of the Exchange Act. The Audit Committee is composed of Messrs. Barba, Rolls, Sansone and Tracy. Mr. Tracy qualifies as an audit committee financial expert. Each member of the Audit Committee is an independent director, as such term is defined in Rule 5605 of the Nasdaq Marketplace Rules. The Audit Committee meets annually to consider the report and recommendation of the Company’s independent auditors and is available for additional meetings upon request of such auditors. The Audit Committee’s functions also include the engagement and retention of such auditors, adoption of accounting methods and procedures, public disclosures required for compliance with securities laws and other matters relating to the Company’s financial accounting and reporting. The Audit Committee is also primarily responsible for advising management on strategic opportunities, investor relations and the Company’s capital needs. The Finance Committee is primarily responsible for advising management on strategic opportunities, investor relations and the Company’s capital needs.

Executive Officers

The following table sets forth the name, age and positions and offices held by each executive officer of the Company during fiscal year 2012:

Name	Age	Office
Dominick A. Pagano	69	President and Chief Executive Officer; Director

Glenn L. Purple	57	Vice President – Finance, Chief Financial Officer and Secretary

Mr. Pagano became President and Chief Executive Officer of the Company in February 2003. Mr. Pagano has been a director of the Company since July 2001, but he did not serve as a director from April 2002 to October 2002. Until March 2007, Mr. Pagano also owned and operated Dapco Industries, Inc. a company that he founded in 1972, serving as its President and Chief Executive Officer. In March 2007, Mr. Pagano sold Dapco Industries, Inc. and in March 2009, concluded a two year contract serving on a part time basis as its President.

Mr. Purple joined the Company in February 1982 as Controller. He served as Controller until November 2002, when he was appointed Vice President – Finance, Chief Financial Officer and Secretary of the Company. Mr. Purple also served as Vice President – Finance and Chief Financial Officer of the Company from 1989 through 1996.

Officers are elected annually by, and serve at the discretion of, the Board of Directors.

Code of Ethics

We have adopted a written code of ethics that applies to all of our employees and directors, including but not limited to, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is publicly available at our website at www.edactechnologies.com/investor/ and is also available without charge by writing to: Glenn L. Purple, Secretary, EDAC Technologies Corporation, 5 McKee Place, Cheshire, Connecticut 06410.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of the Shares to file reports of ownership of our securities and changes in ownership with the SEC. Based solely on a review of the Section 16(a) reports furnished to us during 2012, we believe that all filings required to be made during 2012 were made on a timely basis.

Item 11.	Executive Compensation.

Non-Employee Director Compensation

In 2012, the Company paid directors of the Company a retainer of $4,000 each fiscal quarter and $1,500 for each non-telephonic Board of Directors or committee meeting attended. The Chairman of the Board of Directors was paid an additional retainer of $2,000 each fiscal quarter and an additional $500 per non-telephonic meeting attended. Each director who serves as Chairman of a committee was paid an additional $500 for each non-telephonic meeting chaired by such director. In addition, each director who participates in a telephonic Board of Directors or committee meeting at which a substantive resolution is considered is paid $500.

In 2009, our Compensation Committee recommended, and the Board of Directors approved, a Director Stock Option Program (“Program”) whereby each Director can make an annual election to receive compensation in the form of stock options in lieu of cash payment. The Program was adopted pursuant to the EDAC Technologies Corporation 2008 Equity Incentive Plan. The number of common stock shares represented by each option will be determined on the first day of each fiscal quarter based on meeting attendance fees earned in the preceding fiscal quarter but not paid in the form of cash, plus the retainer for the current fiscal quarter. Options issued under the Program are exercisable for a period of five years and vest immediately upon grant. Shares of the Company’s common stock acquired upon exercise of the options must be held by the Director for a minimum period of three years from the date of granting the option. The Program was effective with the commencement of fiscal year 2010.

Each new director of the Company is granted a stock option to purchase 10,000 shares of common stock on the day of such director’s initial election to the Board of Directors. The exercise price of such options is equal to the fair market value of a share of the Company’s common stock on the date of grant.

The following table sets forth the compensation of the Company’s independent directors for the fiscal year 2012:

Name	Fees Earned or paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1) (2)	Total($)
Lee K. Barba	35,500	10,171	23,950	69,621
Joseph Lebel	30,500	10,171	23,950	64,621
John A. Rolls	—	10,171	57,950	68,121
Joseph Ruggiero (3)	18,989	10,183	88,050	117,222
Christopher R. Sansone	34,500	10,183	23,950	68,633
Daniel C. Tracy	45,000	10,171	23,950	79,121

(1)	Amounts reflect the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 with respect to stock options. The assumptions made in the valuation of these awards are set forth in Note 7, “Share-Based Compensation and Employee Benefit Plans”, to the Consolidated Financial Statements in Exhibit 13 to the Original Form 10-K Filing.

(2)	The aggregate number of option awards outstanding at December 31, 2012 by director were: Mr. Barba 17,500; Mr. Lebel 32,500; Mr. Rolls 69,032; Mr. Ruggiero 15,000; Mr. Sansone 15,000 and Mr. Tracy 35,000. The aggregate number of restricted stock awards outstanding as of December 31, 2012 by director were: Mr. Barba 3,333; Mr. Lebel 3,333; Mr. Rolls 3,333; Mr. Ruggiero 834; Mr. Sansone 834 and Mr. Tracy 3,333.
(3)	Mr. Ruggiero was elected director of the Company effective April 25, 2012. An option for 10,000 shares was granted to Mr. Ruggiero upon his election in accordance with Company policy.

Compensation Discussion and Analysis

Design and Objectives

The Compensation Committee is responsible for the design and administration of the Company’s executive and management compensation programs. The programs consist of: (i) base compensation in the form of a base salary plus typical employee fringe benefits, (ii) short-term incentives in the form of cash bonuses and (iii) long-term incentives in the form of stock options. These incentive programs are designed to align executive compensation with shareholder value. The overall principles of the compensation programs are:

•	Competitiveness: Total compensation should be sufficiently competitive to attract, retain and motivate an outstanding leadership team.

•	Incentive for current year performance: A substantial portion of compensation should be variable and directly linked to individual and Company performance.

•	Long-term incentive: Long-term stock-based, compensation should comprise a significant compensation opportunity for EDAC’s senior executives.

•

Shareholder alignment: Long-term incentives should align the interests of executives with the long-term interests of EDAC’s shareholders through stock-based compensation that correlates with shareholder value.

Elements of Compensation

The Compensation Committee believes that each element of the compensation programs is essential to the achievement of short-term and long-term objectives of the Company. The following is a discussion of each of those elements.

Base Compensation. Base compensation is a critical element of executive compensation because it provides executives with a consistent base level of income. During fiscal year 2012, base annual salaries for our executive officers were set at levels that the Compensation Committee believes, based on prior input from an independent human resources consulting firm, are fair and competitive. We evaluate our executive officers’ base annual salaries periodically relative to competitive situations for similar companies in the same or similar industries in order to continue to attract, retain and motivate qualified executive officers. In addition to compensation market data, the Compensation Committee also considers each individual executive’s position scope and accountability, experience level and overall performance when determining base salary. To the extent they are eligible, executive officers of the Company are also able to participate in all benefit programs that the Company makes available to its employees, including, but not limited to, health and dental insurance.

Short-Term Incentives. Executive officers can also earn short-term incentives in the form of an annual cash bonus based on the Company’s achievement of predetermined objective financial and other criteria established annually by the Compensation Committee. The Company’s short-term incentives are designed to produce compensation that the Compensation Committee believes is fair and competitive for executive officers. Short-term incentives are a key component of the total compensation offering and are designed to reward executives for achieving annual financial and other performance goals. We have used cash as the payment form to enhance the total cash opportunity for our executives which we believe strengthens our ability to attract and retain talented leaders.

The target incentive bonuses for the executive officers of the Company have been established as a percentage of their base salary. The specific financial objectives established by the Compensation Committee to determine bonus compensation for fiscal year 2012 were based on the Company’s sales and operating income, and the achievement of certain personal performance objectives, as detailed in the chart below:

		Financial Objectives for Target Incentive Bonus (total 100%)
Position	Target Incentive Bonus (Percentage of Base Salary)	Company Sales	Company Net Income Before Tax
Chief Executive Officer	50%	25%	75%
Chief Financial Officer	30%	25%	75%

In connection with determining the annual bonuses for the executives, each element of the compensation programs is considered individually. For example, if corporate sales objectives and individual performance objectives are achieved, but corporate operating income falls short of the target objectives, then only a portion of the target incentive compensation would be awarded to the executive officer.

The chart below details results as certified by the Compensation Committee compared to the financial objectives:

(Dollars in Thousands)

	Threshold	Target	2012 results
Sales	$81,510	$95,894	$106,468
Net Income Before Tax	$6,153	$7,239	$9,063

The threshold amount must be met before any bonus is paid. Meeting Target will pay out 80% of the bonus. Meeting 110% of target will pay out 105% of Target Incentive Bonus amount and additional increments of 5% of the Target Incentive Bonus will be paid for each 5% of additional increment to the Target. Additionally, the Compensation Committee may award additional bonus compensation for exceptional performance.

Long-Term Incentives. Long-term incentives are awarded to executives in the form of stock options and restricted stock at the periodic and subjective discretion of the Compensation Committee, and as approved by the Board of Directors. The Board of Directors believes the awarding of such incentives will retain experienced and capable executive management focused on the longer term benefit of the shareholders. In particular, equity-based awards are intended to motivate our executive officers to improve the long-term performance of our common stock, and we therefore believe that equity-based compensation helps create a vital long-term partnership between our executive officers and shareholders.

There is no direct or indirect relationship as to the allocation of short-term and long-term compensation programs of the Company. The awarding of short-term and long-term incentives and compensation to executive officers is based primarily on financial results and achievement of personal goals and objectives.

Incentives are based primarily on historical results; therefore, the Compensation Committee has determined that there is no need to implement a plan to adjust or recover incentives previously granted executive officers. To the extent the incentive programs focus on future events, the value of long-term incentives (stock options and restricted stock) will be reflected in the market value of such options and stock.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists solely of independent directors. During the fiscal year ended December 29, 2012, the following board members served on the Compensation Committee: From April 25, 2012, and for the remainder of the year, the Compensation Committee was composed of Messrs. Barba, Lebel, Rolls and Ruggiero. For the portion of the year prior to April 25, 2012, the committee was composed of, Messrs. Barba, Lebel and Rolls. No member of the Compensation Committee was at any time during fiscal year 2012 an officer or employee of the Company or any subsidiary of the Company, or formerly an officer of the Company or any subsidiary of the Company, nor has any member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.

COMPENSATION COMMITTEE:
Lee K. Barba, Chairman
Joseph Lebel
John A. Rolls
Joseph S. Ruggiero

Executive Officer Compensation

Summary Compensation Information

The following table sets forth certain information concerning compensation of the Named Executive Officers.

2012 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity incentive plan compensation ($)(3)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($)	Total ($)
Dominick A. Pagano President and Chief Executive Officer	2012 2011	400,000 360,000	150,000 31,827	187,400 78,900	685,750 36,750	207,500 204,750	— —	5,084 4,757	1,635,734 716,984

Glenn L. Purple Vice President and Chief Financial Officer	2012 2011	179,708 171,150	15,000 0	— —	81,625 12,250	55,934 58,405	15,268 11,898	— —	347,535 253,703

(1)	Amounts reflect the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 with respect to awards of stock.
(2)	Amounts reflect the grant date fair value calculated in accordance with FASB ASC Topic 718 with respect to stock options. The assumptions made in the valuation of these awards are set forth in Note 7 – Share-Based Compensation and Employee Benefit Plans to the Consolidated Financial Statements in Exhibit 13 to the Original Form 10-K Filing.
(3)	Reflects amounts paid to the named executive officers pursuant to the incentive bonus program described above under the subsection Compensation Discussion and Analysis: Short Term Incentives, above.
(4)	Amount represents the change in the actuarial present value of the accumulated benefit under the Company’s defined benefit plan. This plan was frozen with respect to all future benefits as of April 1, 1993.

Fiscal Year-End Option Values

The following table provides certain information regarding options held by the Named Executive Officers as of December 29, 2012.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date	Number of shares or units of stock that have not yet vested (#)		Market value of shares or units of stock that have not vested ($)
Dominick A. Pagano	—	125,000	(1)	12.21	12/16/17
		20,000	(2)	9.37	1/29/17
						20,000	(2)	246,800
						10,000	(3)	123,400
	5,000	10,000	(3)(4)	5.786	8/8/16
	204,000 46,000	—		3.64 4.00	11/29/14 11/29/14
	50,000	—		2.31	12/1/13
	16,667	—		2.90	12/04/16
Glenn L. Purple	—	12,500	(1)	12.21	12/16/17
	—	5,000	(2)	9.37	1/29/17
	1,667	3,333	(3)	5.26	8/8/16
	5,000	—		3.64	11/29/14
	7,500	—		2.10	12/1/13
	7,500	—		2.90	12/04/16
	10,000	—		3.70	12/30/15
	5,000	—		1.67	12/6/14
	2,500	—		1.10	1/5/14

(1)	Scheduled to vest 1/3 on December 17, 2013, 1/3 on December 17, 2014 and 1/3 on December 17, 2015.
(2)	Scheduled to vest 1/3 on January 30, 2013, 1/3 on January 30, 2014 and 1/3 on January 30, 2015.
(3)	Scheduled to vest 1/2 on August 9, 2013 and 1/2 on August 9, 2014.
(4)	Exercisable provided that the share price must be at least $8 per share at the time of exercise.

Potential Payments Upon Termination or Change of Control

Dominick A. Pagano. On June 6, 2012, the Company entered into an amended restated employment agreement with Dominick A. Pagano (the “Pagano Employment Agreement”), which replaced his employment agreement dated as of January 14, 2010. Under the current agreement, the initial term commenced on the first day of the Company’s 2012 fiscal year and continues until the last day of the Company’s 2014 fiscal year, and automatically extends for successive periods of 12 months (equal to the Company’s next fiscal year period) unless the

Company elects to not extend the current agreement by providing notice to Mr. Pagano at least 90 days prior to the end of the then current term. Mr. Pagano’s initial annual base salary was $400,000 for calendar year 2012, subject to annual review and adjustment thereafter. Mr. Pagano is eligible to receive a performance based annual bonus of at least 50% of his base salary, in accordance with the Company’s Management Incentive Bonus Plan and established performance goals. To the extent he is eligible, Mr. Pagano is entitled to participate in all other benefit programs that the Company establishes and makes available to its employees. Under the Pagano Employment Agreement, the Company may terminate Mr. Pagano’s employment for cause (as defined in the agreement) or at the end of the then current term of employment upon 90 days prior notice. Mr. Pagano may terminate his employment with the Company for “good reason.”

While Mr. Pagano is employed by the Company, and if his employment agreement is terminated by either party for any reason (including a failure to extend the agreement), for a period of two years following such termination, Mr. Pagano cannot directly or indirectly: (a) without the written consent of the Company, engage in any business or enterprise (whether as owner, partner, officer, director, employee, consultant, investor, lender or otherwise, except as the holder of not more than 1% of the outstanding stock of a publicly-held company) that is competitive with the Company’s business as conducted as of the termination date, including but not limited to any business or enterprise that develops, manufactures, markets, or sells any product or service that competes with any product or service developed, manufactured, marketed, sold or provided, or planned to be developed, manufactured, marketed, sold or provided, by the Company or any of its subsidiaries while Mr. Pagano was employed by the Company; or (b) either alone or in association with others (i) solicit, or permit any organization directly or indirectly controlled by Mr. Pagano to solicit, any employee of the Company to leave the employ of the Company, or (ii) solicit for employment, hire or engage as an independent contractor, or permit any organization directly or indirectly controlled by Mr. Pagano to solicit for employment, hire or engage as an independent contractor, any person who was employed by the Company at any time during the twelve-month period preceding the date of termination of Mr. Pagano’s employment with the Company.

If the Company terminates Mr. Pagano’s employment for any reason other than for “cause” (as defined in the Pagano Employment Agreement) or if the Company elects not to extend the then current term of employment, or if Mr. Pagano terminates his employment for “good reason” (as defined in the agreement to include, among other things, a change in control of EDAC), Mr. Pagano is entitled to receive all accrued amounts owing to Mr. Pagano but not yet paid as of the date of termination, and all then-outstanding stock options held by Mr. Pagano that were granted to him but not yet vested will become fully vested as of the date of termination. Furthermore, if Mr. Pagano’s employment is terminated by EDAC other than “for cause” or by Mr. Pagano for “good reason” (including a change in control of EDAC), Mr. Pagano will receive the following cash payments: (i) cash payments equal to his base salary for the year in which such termination occurs (to be paid in annualized monthly installments over a twenty-four month period commencing upon such termination) plus (ii) cash payments equal to Mr. Pagano’s target bonus in effect for the year in which such termination occurs, or the actual bonus earned by Mr. Pagano in the year immediately preceding such termination, whichever amount is greater (which will be paid at the time EDAC customarily pays such amounts for each year during the twenty-four month period commencing upon such termination). Mr. Pagano would also be entitled to receive continued health and welfare benefits for two years following such termination. The Agreement also includes provisions that require EDAC to reduce any severance payments due to Mr. Pagano as a result of a “change of control,” to ensure that such payments do not exceed the limits set forth in Section 280G of the Internal Revenue Code of 1986, as amended.

Glenn L. Purple. On February 12, 2007, the Company entered into an employment agreement with Glenn L. Purple (the “Purple Employment Agreement”), the initial term of which expired on December 29, 2012. The term of this agreement was extended until the end of the Company’s 2013 fiscal year, and automatically extends for successive periods of 12 months (equal to the Company’s next fiscal year period) unless either party gives the other 90 days’ advance written notice to the contrary. Mr. Purple’s annual base salary for the Company’s 2012 fiscal year was $179,708, subject to adjustment thereafter, and his annual base salary is currently $179,708 for the Company’s 2013 fiscal year. To the extent he is eligible, Mr. Purple is entitled to participate in all bonus and benefit programs that the Company establishes and makes available to its employees. Under the Purple Employment Agreement, the Company may terminate Mr. Purple’s employment for “cause” (as defined in the Purple Employment Agreement), or upon not less than 90 days’ prior written notice to Mr. Purple. Mr. Purple may terminate his employment with the Company for “good reason” or upon 90 days’ advance written notice to the Company.

While Mr. Purple is employed by the Company, and if the Company terminates his employment for cause, for a period of one year following such termination, Mr. Purple cannot directly or indirectly: (a) engage in any business or enterprise (whether as owner, partner, officer, director, employee, consultant, investor, lender or otherwise, except as the holder of not more than 1% of the outstanding stock of a publicly-held company) that is competitive with the Company’s business as conducted as of the termination date, including but not limited to any business or enterprise that develops, manufactures, markets, or sells any product or service that competes with any product or service developed, manufactured, marketed, sold or provided, or planned to be developed, manufactured, marketed, sold or provided, by the Company or any of its subsidiaries while Mr. Purple was employed by the Company; or (b) either alone or in association with others (i) solicit, or permit any organization directly or indirectly controlled by Mr. Purple to solicit, any employee of the Company to leave the employ of the Company, or (ii) solicit for employment, hire or engage as an independent contractor, or permit any organization directly or indirectly controlled by Mr. Purple to solicit for employment, hire or engage as an independent contractor, any person who was employed by the Company at any time during the twelve-month period preceding the date of termination of Mr. Purple’s employment with the Company.

The Purple Employment Agreement provides that if Mr. Purple’s employment terminates because of death or disability, or if the Company terminates Mr. Purple’s employment for cause or Mr. Purple terminates his employment without “good reason” upon 90 days’ advance written notice to the Company, Mr. Purple is entitled to the compensation, bonus and benefits otherwise payable to him under the Purple Employment Agreement through the last day of his actual employment by the Company. Furthermore, if the Company terminates Mr. Purple’s employment for any reason other than “cause,” or if Mr. Purple terminates his employment for “good reason” (which does not include a change in control of the Company), Mr. Purple is entitled to receive the following for the 12 month period commencing upon the date of his termination: (i) Mr. Purple’s salary as in effect on the date of his termination and the amount of the annual bonus paid to him for the fiscal year immediately preceding the date of termination (payable in annualized monthly installments), (ii) any incentive compensation earned by Mr. Purple through the date of his termination (payable to him at the customary time), and (iii) the other fringe benefits that were provided to Mr. Purple while employed by the Company including health and dental insurance, to the extent such benefits can be provided by the Company to non-employees, or to the extent such benefits cannot be provided to non-employees, then the cash equivalent thereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Directors, Executive Officers and Certain Other Beneficial Owners

The following table sets forth information regarding the beneficial ownership of shares of common stock of the Company as of April 25, 2013 by (i) each director and the (x) Company’s Principal Executive Officer and (y) Company’s Principal Financial Officer (clauses (x) and (y) collectively, the “Named Executive Officers”), (ii) each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of common stock of the Company and (iii) all directors and executive officers as a group.

The Company has determined beneficial ownership in accordance with the rules of the U.S. Securities and Exchange Commission. Unless otherwise indicated, the persons included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared with spouses under applicable law. Shares subject to options that are either currently exercisable or exercisable within 60 days of April 25, 2013 are deemed to be outstanding and to be beneficially owned by the option holder for the purpose of computing the percentage ownership of the option holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name	Number of Shares Beneficially Owned(12)	Percent of Class(12)
Lee K. Barba (1)	37,167	*
Joseph P. Lebel (2)	178,361	3.3
Dominick A. Pagano (3)	857,372	15.2
Glenn L. Purple (4)	75,388	1.4
John A. Rolls (5)	122,395	2.3
Joseph S. Ruggiero (6)	10,000	*
Christopher R. Sansone (7)	20,000	*
Daniel C. Tracy (8)	173,397	3.2
All Directors and Executive Officers as a group (8 persons) (9)	1,474,080	25.3
Cambridge Advisors (10)	330,000	6.29
Greenwood Investments (11)	519,411	9.9

*	Represents beneficial ownership of less than 1%.
(1)	Includes 10,833 shares subject to stock options held by Mr. Barba.

(2)	Includes 25,833 shares subject to stock options held by Mr. Lebel.
(3)	Includes 328,334 shares subject to stock options held by Mr. Pagano. Mr. Pagano’s address is 1806 New Britain Avenue, Farmington, Connecticut 06032. Mr. Pagano is President and Chief Executive Officer, and is also a director.
(4)	Includes 40,834 shares subject to stock options held by Mr. Purple. Mr. Purple is Vice President – Finance, Chief Financial Officer and Secretary, and is not a director.
(5)	Includes 61,539 shares subject to stock options held by Mr. Rolls.
(6)	Includes 10,000 shares subject to stock options held by Mr. Ruggiero.
(7)	Includes 10,000 shares subject to stock options held by Mr. Sansone.
(8)	Includes 28,333 shares subject to stock options held by Mr. Tracy.
(9)	Includes 515,706 shares subject to stock options held by all directors and executive officers as a group.
(10)	The amount shown is derived from a Schedule 13G/A filed by Cambridge Advisors on January 22, 2013 reporting beneficial ownership as of December 31, 2012.
(11)

The amount shown and the following information is derived from a Schedule 13G/A filed by filed by Steven Tannenbaum, Greenwood Investments, Inc., Greenwood Capital Limited Partnership, MGPLA, L.P. and PVF-ST, LP (collectively referred to as the “ Greenwood Reporting Persons”) filed on February 14, 2013, reporting beneficial ownership as of December 31, 2012. Mr. Tannenbaum is the President of Greenwood Investments, Inc. (the “General Partner”), which is the sole general partner of each of Greenwood Capital Limited Partnership (“Capital”) and MGPLA, L.P. (“MGPLA”) and the manager of PVF-ST, LP (“PVF-ST”). As of December 31, 2012 the Greenwood Reporting Persons, in the aggregate, beneficially own 519,411 shares of EDAC common stock, representing approximately 9.9% of such class of securities. The beneficial ownership of each Greenwood Reporting Person is as follows: (i) Capital beneficially owns 315,347 shares of EDAC common stock; (ii) MGPLA beneficially owns 98,957 shares EDAC common stock; (iii) PVF-ST beneficially owns 105,107 shares of EDAC common stock and (iv) the General Partner, as the sole general partner of each of Capital and MGPLA and as the manager of PVF-ST, and Mr. Tannenbaum, as the president of the General Partner, each beneficially own 519,411 shares of EDAC common stock. Each of Capital, MGPLA and PVF-ST has the power to vote and dispose of the shares of EDAC common stock beneficially owned by such entity (as described above). The General Partner, as the sole general partner of each of Capital and MGPLA and as the manager of PVF-ST, has the authority to vote and dispose of all of the shares of EDAC common stock beneficially owned by Greenwood Reporting Persons. Mr. Tannenbaum, by virtue of his position as president of the General Partner, has the authority to vote and dispose of all of the EDAC common stock beneficially owned by Greenwood Reporting Persons. The address of the Greenwood Reporting Persons is 222 Berkeley Street, 17th Floor, Boston, MA 02116.

(12)	In addition, holdings of unvested restricted stock will vest as follows: 10,000 shares of restricted stock granted to Mr. Pagano, and 1,666 shares of restricted stock granted to each of Mr. Barba, Mr. Lebel, Mr. Rolls and Mr. Tracy, will vest one-half on August 9, 2013 and in full on August 9, 2014. 13,333 shares of restricted stock granted to Mr. Pagano will vest one-half on January 30, 2014 and in full on January 30, 2015. 833 shares of restricted stock granted to each of Mr. Barba, Mr. Lebel, Mr. Rolls and Mr. Tracy, and 834 shares of restricted stock grant to each of Mr. Ruggiero and Mr. Sansone will vest one-third on December 17, 2013, two-thirds on December 17, 2014 and in full on December 17, 2015. The holders of each share of restricted stock do not have voting or dividend rights with respect to such shares until such shares vest.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 29, 2012.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	600,509	(3)	$5.77	19,657	(5)
Equity compensation plans not approved by security holders (2)	270,197	(4)	$7.72	0
Total	870,706		$6.35	19,657

(1)	Consists of the 2008 Equity Incentive Plan (the “2008 Plan”), and the 2011 Equity Incentive Plan (the “2011 Plan”), (for the purposes of this footnote together, the “Plans”). The Plans provide for the grant of incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986, as amended, to employees and nonqualified stock options to employees and directors. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. Options are generally granted for a term of five or ten years. The exercise price of options granted under the Plans must not be less than the fair market value of the Company’s common stock on the date of grant. The 2008 Plan and the 2011 Plan provide for the issuance of up to 500,000 and 250,000 shares of common stock, respectively, upon the exercise of options granted under such plans.

(2)	Consists of the following equity compensation plans: the 2000 Employee Stock Option Plan (the “2000 Plan”) and the 2000-B Employee Stock Option Plan (the “2000-B Plan”), (for the purposes of this footnote together, the “Plans”). Each of the Plans provide for the grant of stock options to any director, officer or employee of the Company or any of its subsidiaries. The 2000 Plan also provides for the grant of stock options to consultants of the Company and its subsidiaries. Each of the Plans is administered by the Compensation Committee of the Company’s Board of Directors. Options are generally granted for a term of five or ten years. The exercise price of options granted under each of the Plans must not be less than the fair market value of the Company’s common stock on the date of grant. The 2000 Plan and the 2000-B Plan each provide for the issuance of up to 300,000 and 500,000 shares of common stock, respectively, upon the exercise of options granted under such plans.
(3)	Consists of outstanding options to purchase 176,342 shares under the 2008 Plan and 424,167 shares under the 2011 Plan.
(4)	Consists of outstanding options to purchase 100,384 shares under the 2000 Plan and 169,813 shares under the 2000-B Plan.
(5)	Consists of 19,657 shares issuable under the 2011 Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Director Independence

The Board of Directors has determined that the following members of the Board are independent directors, as such term is defined in Rule 5605 of the NASDAQ Stock Market Rules: Lee K. Barba, Joseph Lebel, John A. Rolls, Joseph S. Ruggiero, Christopher R. Sansone and Daniel C. Tracy.

Review and Approval of Transactions with Related Persons

The Board of Directors reviews on a case-by-case basis any direct or indirect transactions between the Company and its executive officers, directors or stockholders holding 5% or more of its voting securities, and any other transactions required to be disclosed as related person transactions by Item 404 of Regulation S-K under the Exchange Act. The Board of Directors has adopted a written Related Person Transaction Policy for the review, approval or ratification of transactions with related persons. Pursuant to this policy, all related person transactions or series of similar transactions required to be disclosed by the SEC rules are prohibited unless approved or ratified by the Board of Directors. In general, the Board of Directors will consider all relevant facts and circumstances when reviewing any potential related person transaction, including, for example, the commercial reasonableness of its terms; the benefit to the Company; the opportunity costs of alternate transactions; and the materiality and character of the related person’s interest, and the actual or apparent conflict of interest of the related person.

If the potential transaction were to involve a Board member, he or she must be available to answer questions, but would neither participate in any discussion nor vote to either approve or disapprove the transaction.

The Board will not approve or ratify a related person transaction unless it shall have determined that, upon consideration of all relevant information, the transaction is in, or not inconsistent with, the best interests of the Company and its shareholders. If the Board determines not to approve or ratify a related person transaction (whether such transaction is being reviewed for the first time or has previously been approved and is being reviewed), the transaction will not be entered into or continued, as the Board shall direct.

The Company has advised its directors and executive officers that they are required to promptly notify the Corporate Secretary of the Company of any proposed related person transaction in which such director or executive officer may be directly or indirectly involved as soon he or she becomes aware of a possible transaction. The Corporate Secretary of the Company is responsible for taking all reasonable steps to ensure that all related person transactions be presented to the Board of Directors for review and discussion, and if appropriate, pre-approval or ratification by the Board of Directors.

There are no related party transactions to report for fiscal year 2012.

Item 14.	Principal Accounting Fees and Services.

Fees of Independent Auditors

The following is a summary of the fees billed by the Company’s principal accountant for professional services rendered for the fiscal years ended December 29, 2012 and December 31, 2011.

Fee Category	Fiscal 2012 fees	Fiscal 2011 fees
Audit Fees	$125,800	$122,450
Audit-related fees	—	—
Tax Fees	—	—
All Other Fees	139,308	18,500

Total Fees	$265,108	$140,950

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

Tax Fees. Services consist of tax return preparation and tax advice for federal and state taxes. Services for fiscal 2012 and fiscal 2011 were provided by accountants other than the Company’s principal accountant.

All Other Fees. Services consisted of audits of the Company’s employee benefit plans, an audit of the prior year of EBTEC Corporation (“EBTEC”), all of the outstanding stock of which the Company acquired in June 2012, and reviews of the Company’s Form 8-K filings and S-3 registration filing made in connection with the acquisition of EBTEC.

The Audit Committee of the Board of Directors of the Company considered that the provision of the services and the payment of the fees described above are compatible with maintaining the independence of Grant Thornton LLP and the Company’s former principal accountant, CCR LLP.

The Audit Committee’s policy is to pre-approve all audit services, audit related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by case basis.

The Audit Committee approved all services and fees billed by the Company’s principal accountant for the fiscal years ended December 29, 2012 and December 31, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Amendment No. 1 to our Annual Report on Form 10-K:

(a)	Financial Statements: Previously included in the Original Form 10-K Filing.

(b)	Exhibits: See the Exhibit Index immediately following the signatures to this report.

(c)	Financial Statement Schedules: Previously included in the Original Form 10-K Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDAC TECHNOLOGIES CORPORATION

By:	/s/ Dominick A. Pagano
Dominick A. Pagano
President and Chief Executive Officer

Date:	April 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Dominick A. Pagano	President, Chief Executive	April 29, 2013
Dominick A. Pagano	Officer and Director
(Principal Executive Officer)

/s/ Glenn L. Purple	Chief Financial Officer, Vice	April 29, 2013
Glenn L. Purple	President-Finance and Secretary
(Principal Financial and Accounting Officer)

/s/ Lee K. Barba*	Director	April 29, 2013
Lee K. Barba

/s/ Joseph P. Lebel*	Director	April 29, 2013
Joseph P. Lebel

/s/ John A. Rolls*	Director	April 29, 2013
John A. Rolls

/s/ Joseph S. Ruggiero*	Director	April 29, 2013
Joseph Ruggiero

/s/ Christopher R. Sansone*	Director	April 29, 2013
Christopher R. Sansone

/s/ Daniel C. Tracy*	Director, Chairman of the Board	April 29, 2013
Daniel C. Tracy

*	By Glenn L. Purple, Power of Attorney.

EXHIBIT INDEX

Exhibit Number		Sequential Page Number

2.1	Asset Purchase Agreement, dated May 18, 2009, by and between EDAC and MTU Aero Engines North America, Inc.	(14)

3.1	EDAC’s Amended and Restated Articles of Incorporation	(1)

3.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation	(13)

3.3	EDAC’s Amended and Restated By-Laws	(4)

4.1	EDAC’s Amended and Restated Articles of Incorporation	(1)

4.2	Articles of Amendment to EDAC’s Amended and Restated Articles of Incorporation	(13)

4.3	Sections of EDAC’s By-Laws	(4)

10.1	Gros-Ite division Pension Plan	(1)

10.2	EDAC Technologies Corporation 2000 Stock Option Plan	(2)

10.3	EDAC Technologies Corporation 2000-B Stock Option Plan	(2)

10.4	Loan Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(3)

10.5	Commercial Mortgage Note dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(3)

10.6	Open-End Mortgage Deed and Security Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(3)

10.7	Environmental Indemnification Agreement dated February 5, 2001 by and between Farmington Savings Bank and EDAC.	(3)

10.8	Form of Agreements regarding Indemnification between EDAC and each of its directors and executive officers.	(5)

10.9	Note and Mortgage Modification Agreement by and between EDAC and Farmington Savings Bank dated October 15, 2003	(6)

10.10	Loan Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.	(7)

10.11	Term Note by and between EDAC, Apex and Banknorth N.A dated March 5, 2004.	(7)

10.12	Open-End Mortgage, Commercial Mortgage, Security Agreement and Assignment of Leases and Rents by and between Banknorth N.A and EDAC dated March 5, 2004.	(7)

10.13	Open-End Mortgage, Commercial Mortgage, Security Agreement and Assignment of Leases and Rents by and between Apex and Banknorth N.A dated March 5, 2004.	(7)

10.14	Hazardous Substance Certificate and Indemnification Agreement by and between EDAC, Apex and Banknorth N.A. dated March 5, 2004.	(7)

10.15	Commercial Security Agreement dated as of December 28, 2005 by and among EDAC, Apex Machine Tool Company, Inc., Gros-Ite Industries, Inc. and TD Banknorth, N.A.	(8)

10.16	Amended and Restated Employment Agreement dated as of February 12, 2007 between EDAC and Dominick Pagano	(9)

10.17	Employment Agreement dated as of February 12, 2007 between EDAC and Glenn L. Purple	(9)

10.18	EDAC Technologies Corporation 2008 Equity Incentive Plan	(10)

10.19	Credit Agreement , dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.	(11)

10.20	Security Agreement, dated as of May 27, 2009, by and between EDAC, Gros-Ite, Apex and TD Bank, N.A.	(11)

10.21	Term Note, dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.	(11)

10.22	Revolving Credit Note, dated as of May 27, 2009, by and among by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.	(11)

10.23	Mortgage Note, dated as of May 27, 2009, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.	(11)

10.24	Open-End Mortgage Deed and Security Agreement, dated as of May 27, 2009, by and between EDAC and TD Bank N.A.	(11)

10.25	Environmental Indemnity Agreement, dated as of May 27, 2009, by and between EDAC, Gros-Ite, Apex and TD Bank, N.A.	(11)

10.26	Secured Promissory Note, dated as of May 27, 2009, by EDAC in favor of MTU Aero Engines North America, Inc.	(11)

10.27	Amended and Restated Employment Agreement dated as of January 14, 2010 between EDAC and Dominick Pagano	(12)

10.28	EDAC Technologies Corporation 2011 Equity Incentive Plan	(13)

10.29	Third Amendment to Credit Agreement and Modification of Mortgage, dated as of July 27, 2011, by and among EDAC, Gros-Ite, Apex and TD Bank, N.A.	(14)

10.30	Second Amended and Restated Revolving Credit Note as of July 27, 2011 made by EDAC, Gros-Ite and Apex in favor of TD Bank, N.A.	(14)

10.31	Third Term Note, dated as of July 27, 2011, made by EDAC, Gros-Ite and Apex in favor of TD Bank, N.A.	(14)

10.32	Fixed Asset Note, dated July 27, 2011, made by EDAC, Gros-Ite and Apex in favor of TD Bank, N.A.	(14)

10.33	Fourth Amendment to Credit Agreement and Modification of Mortgage and Joinder by and between the Borrowers and TD Bank dated as of June 1, 2012.	(15)

10.34	$12,000,000 Third Amended and Restated Revolving Credit Note from the Borrowers payable to TD Bank dated as of June 1, 2012.	(15)

10.35	$2,120,000 Fourth Term Note from the Borrowers payable to TD Bank dated as of June 1, 2012.	(15)

10.36	$900,000 Fifth Term Note from the Borrowers in favor of TD Bank dated as of dated as of June 1, 2012.	(15)

10.37	$3,785,000 Sixth Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012.	(15)

10.38	Allonge to Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012.	(15)

10.39	Allonge to Second Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012.	(15)

10.40	Allonge to Third Term Note from the Borrowers in favor of the Lender dated as of June 1, 2012.	(15)

10.41	Allonge to Mortgage Note from the Borrowers in favor of the Lender dated as of June 1, 2012.	(15)

10.42	Allonge to Fixed Asset Note from the Borrowers in favor of the Lender dated as of June 1, 2012.	(15)

10.43	Security Agreement from EBTEC in favor of the Lender dated as of June 1, 2012.	(15)

10.44	Open-End Construction Mortgage Deed and Security Agreement from EDAC in favor of the Lender re the Plainville Property, dated as of June 1, 2012.	(15)

10.45	Collateral Assignment of Leases, Rentals and Property Income from EDAC in favor of the Lender dated as June 1, 2012.	(15)

10.46	Mortgage Security Agreement from EBTEC in favor of the Lender dated as of June 1, 2012.	(15)

10.47	Collateral Assignment of Leases, Rentals and Property Income from EBTEC in favor of the Lender dated as of June 1, 2012.	(15)

10.48	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 1, 2012 regarding Plainville Property.	(15)

10.49	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 1, 2012 regarding Agawam Property.	(15)

10.50	Assignment of Contracts, Licenses and Permits from EDAC in favor of the Lender dated as of June 1, 2012.	(15)

10.51	Trademark Security Agreement from EBTEC in favor of the Lender dated as of June 1, 2012.	(15)

10.52	Fifth Amendment to Credit Agreement and Modification of Mortgage and Joinder by and between the Borrowers and TD Bank N.A. dated as of June 29, 2012.	(16)

10.53	$6,540,000 Seventh Term Note from the Borrowers payable to TD Bank N.A. dated as of June 29, 2012.	(16)

10.54	Open-End Mortgage Deed and Security Agreement from EDAC in favor of the Lender re the Cheshire Property, dated as of June 29, 2012.	(16)

10.55	Collateral Assignment of Leases, Rentals and Property Income from EDAC in favor of the Lender dated as of June 29, 2012.	(16)

10.56	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 29, 2012 regarding Cheshire Property.	(16)

10.57	Fifth Amendment to Credit Agreement and Modification of Mortgage and Joinder by and between the Borrowers and TD Bank N.A. dated as of June 29, 2012.	(16)

10.58	$6,540,000 Seventh Term Note from the Borrowers payable to TD Bank N.A dated as of June 29, 2012.	(16)

10.59	Open-End Mortgage Deed and Security Agreement from EDAC in favor of the Lender re the Cheshire Property, dated as of June 29, 2012.	(16)

10.60	Collateral Assignment of Leases, Rentals and Property Income from EDAC in favor of the Lender dated as of June 29, 2012.	(16)

10.61	Environmental Indemnity Agreement from the Borrowers in favor of the Lender dated as of June 29, 2012 regarding Cheshire Property.	(16)

10.62	Amended and Restated Employment Agreement dated as of July 6, 2012, between EDAC and Dominick A. Pagano.	(17)

10.63	Sixth Amendment to Credit Agreement by and between the Borrowers and TD Bank N.A. dated as of September 19, 2012.	(18)

10.64	Fourth Amended and Restated Revolving Credit Note dated September 19, 2012, made by EDAC, Gros-Ite, Apex and EBTEC in favor of TD Bank, N.A.	(18)

11	Earnings per share information has been incorporated by reference to EDAC’s 2012 Annual Report to Shareholders

13**	EDAC’s 2012 Annual Report to Shareholders

14	EDAC Technologies Corporation Code of Ethics	(6)

21**	Subsidiaries

23.1**	Consent of Grant Thornton LLP

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.1(a)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, with respect to this Amendment No. 1.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(a)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, with respect to this Amendment No. 1.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.1(a)*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, with respect to this Amendment No. 1.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

(1)	Exhibit incorporated by reference to the Company’s registration statement on Form S-1 dated August 6, 1985, commission File No. 2-99491, Amendment No. 1.

(2)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.

(3)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated February 19, 2002.

(5)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 30, 2002.

(6)	Exhibit incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.

(7)	Exhibit incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated April 3, 2004.

(8)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2005.

(9)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2007.

(10)	Exhibit incorporated by reference to the Company’s registration statement on Form S-8 dated August 1, 2008.

(11)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2009.

(12)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated January 14, 2010.

(13)	Exhibit incorporated by reference to the Company’s registration statement on Form S-8 dated July 22, 2011.

(14)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated July 27, 2011.

(15)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2012.

(16)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2012.

(17)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2012.

(18)	Exhibit incorporated by reference to the Company’s Current Report on Form 8-K dated September 19, 2012.

*	Filed herewith.
**	Filed with the Original Form 10-K Filing.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.